Form 10KSB
period 1999-12-31
NAMIBIAN COPPER MINES INC
filed 2000-03-17
CIK 1001516

FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999.

Commission file number

                           NAMIBIAN COPPER MINES, INC.

DELAWARE                                                  86-0800964
--------                                                  ----------
(State or other jurisidiction of                          (I.R.S. Employer
incorporation or organization)                            Identification number)

C/O  BLUME LAW FIRM , PC
------------------------
11811 TATUM BLVD, STE 1025
--------------------------
PHOENIX, AZ                                               85028
-----------                                               -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: 602-494-7976
                                                    ------------

Securities registered pursuant to Section 12 (b) of the Act.

         Title of each class                         Name of each exchange
                                                     which registered

                                      NONE

Securities to be registered under Section 12(g) of the Act:

                                  COMMON STOCK
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X   No
             ---     ---
Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

Based on the closing sales price of $0.10 the aggregate sales market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $ 109,439.50 .

The number of shares outstanding of the registrant's common stock, $0.001 par value was 10,943,950 as of December 31, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K                                   Incorporated Document

                           NAMIBIAN COPPER MINES, INC.

                                Table of Contents

                                                                        Page No.
                                                                        --------
Part I.
     Item 1.      Business                                                   3
     Item 2.      Properties                                                 4
     Item 3       Legal Procedings                                           4
     Item 4       Submission of Matters to a Vote of Security Holders        4

Part II

     Item 5       Market for Registrant's Common Equity and Related
                     Shareholder Matters                                     4
     Item 6       Selected Financial Data                                    5
     Item 7       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        5
     Item 8       Financial Statements and Supplementary Data                6
     Item 9       Changes in and Disagreements with Accountants
                     On Accounting and Financial Disclosure                  6

Part III

     Item 10      Directors and Executive Officers of the Registrant         6
     Item 11      Executive Compensation                                     6

     Item 12      Security Ownership of Certain Beneficial Owners
                     And Management                                          6
     Item 13      Certain Relationships and Related Transactions             6

Part IV

     Item 14      Exhibits, Financial Statement Schedules, and Reports
                  On Form 8-K                                                7

                                     PART I

Item 1. Business
----------------

         Namibian Copper Mines, Inc., (the "Company", "Namibian") was incorporated in the state of Delaware on October 20, 1989, under the name of Condon Corporation. On December 15, 1989, the Company merged with Cordon Corporation, a Nevada Corporation, with the Delaware entity being the surviving corporation. The Company filed for bankruptcy under Chapter 11 and on April 19, 1994, the U.S. Bankruptcy Court, Northern District of Texas, issued an order closing and finalizing the bankruptcy proceedings. Under the terms of the bankruptcy, the Company was forced to liquidate all of its assets. The proceeds were then distributed among the creditors, thereby satisfying all of the Company's outstanding debts. The Company halted operations and ceased to do business at the conclusion of the bankruptcy proceedings. The Company utilized a "fresh-start" accounting method in its re-organization.

         On July 14, 1995, the Company effected a reverse split of its $0.001 par value common stock at a ratio of one new share for every fifty old shares. This reduced the total number of shares issued and outstanding to 152,207. At this time, Alan Doyle, Peter Prentice, and Willo Stear were appointed to the Board of Directors and Paul Adams and Dave Wilson resigned as officers and directors of the Company.

         At a Special Shareholders' Meeting held on July 28, 1995, the Shareholders ratified a name change of the Company to Namibian Copper Mines, Inc.

         A total of 2,000,000 post-split shares and 1,000,000 warrants exercisable at US $5.00 on or before August 31, 1998, were issued to investors outside of the U.S. in reliance upon Regulation S in order to fund the earning of up to 70% of the Haib Copper Project, a copper mine located in the country of Namibia. An offering was commenced on August 21, 1995, in reliance upon Regulation S of the Securities Act of 1933, as amended, offering 3,000,000 shares of the Company's common to raise additional funds for the purchase of the Haib Copper Project. A supplementary offering, also under Regulation S, was made at $3.50 per share plus one warrant for every three shares purchased. These warrants were exercisable at $3.50. All sales of the offering and supplement were to non-US residents in non-U.S. transactions. Of these shares offered, 1,325,000 were sold.

         Will Stear resigned from the Board of Directors on December 15, 1995, and Peter Prentice resigned from the Company's Board of Directors in 1997. Billie J. Allred was then appointed to the Board. At this time, the Board was reduced to two members, Alan Doyle and Billie J. Allred.

         In 1997, the Company failed to meet its commitment to fund its right to earn a seventy (70%) interest in the Haib Copper Project. As a result, the joint venture partner, Great Fitzroy Mines, N.L., gave notice to forfeit part of the interest in the project and the Company's interest was reduced to forty-five percent (45%).

         In 1998, the Company received a further notice of forfeiture from Great Fitzroy Mines, N.L., due to its inability to meet its additional commitments. The Company lost its interest in the project at that time.

         In April 1999, the Company commenced discussions with two Cypress firms regarding acquiring their rights to various interests and agreements with a Russian government corporation involved with diamond cutting and marketing. The Company proposed to enter into identical agreements with two entities formed in and operating out of Cyprus. These entities were Mosquito Mining Limited ("Mosquito") and Select Mining Limited ("Select"). Both entities are controlled by the same parties.

         The agreements were options to purchase rights to strategic interests and agrements developed by Mosquito and Select with the Russian governmental company JVSC Alrosazoloto Co. Ltd. Each set of interests and agreements was to be purchased in exchange for US $3,250,000 or, at the option of each of Mosquito and Select, common shares in the Company. The Company was to be able to exercise its right to the interests and agreements at any time within 120 days of signing each agreement at its discretion if certain conditions were met.

         After a further period of due diligence, the company decided not to proceed with the transaction as had been presented at the annual meeting.

Item 2:  Properties
-------------------

         No licenses or patents are required for the Company, nor does the Company hold any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

         The Company had offices in Namibia, Australia, and Mesa, Arizona. These offices closed when the Company became inactive in 1997. The Company currently operates out of the offices of Blume Law Firm, PC, in Phoenix, Arizona.

         The Company does not own any investments or interests in real property. There are no plans in place for the Company to make any investments.

Item 3:  Legal Proceedings
--------------------------

         The Company has had no legal proceedings during the past three years.

Item 4: Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

         A shareholder's meeting was held on August 2, 1999. At this meeting, the shareholders approved the proposed agreements. Members authorized a corporate name change, and a 8:1 rollback of the Company's common stock subject to a 120 due diligence period.

         No other matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------

     Namibian Copper Mines, Inc., common stock, $0.001 par value, is traded on the

OTC Bulletin Board under the symbol NCMI and the following have been the High and Low prices for the times indicated:

DATE                                  HIGH                LOW
----                                  ----                ---
October-December 1999                 $0.150              $0.080
July-September1999                    $0.300              $0.130
April-June 1999                       $0.562              $0.040
January-March 1999                    $0.093              $0.030
October-December 1998                 $0.093              $0.025
July-September1998                    $0.218              $0.093
April-June 1998                       $0.312              $0.125
January-March 1998                    $0.312              $0.187
October-December 1997                 $0.500              $0.125
July-September1997                    $0.437              $0.187
April-June 1997                       $2.125              $0.875
January-March 1997                    $3.00               $1.125

     As of September 30, 1999, there were 230 registered shareholders of the Company holding a total of 10,943,950 shares of common stock. There were no dividend restrictions on the Company. Market makers who have posted bids or offers during the period were as follows: Herzog, Heine, Geduld, Inc., Paragon Capital Corporation, Hill Thompson Magid & Co. Inc., Wm. V. Frankel & Co., Incorporated, Knight Securities, Inc., Sharpe Capital, Inc., North American Institutional Brokers, and Wien Securities Corp.

         There have been no cash dividends declared on the Company's common stock for the past three years.

Item 6:  Selected Financial Data
--------------------------------

         None.  See financial statements included as part of this filing.


Item 7:  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Plan of Operation
-----------------

         The Company has not had any revenues from operations in the last three fiscal years. The Company has no expenses and does not pay its officers or directors. Monies for legal and accounting expenses are advanced to the Company by Doyle Capital Partners.

         The Company has enough funds to satisfy its cash requirements until January 1, 2000. The Company will need to raise additional funds in the next twelve months. The amount required will depend upon the business venture. The cash requirements are being met on an on-going basis, as needed, by Doyle Capital Partners.

         The Company does not expect to expend any time or money to research or develop any products. The Company does not expect to purchase equipment during the next twelve months. Additional employees will be hired as required to meet the demand based on the business venture. The Company intends to move forward with some type of business combination not yet identified.

Item 8:  Financial Statements and Supplemental Data
---------------------------------------------------

         The  financial   statements  and  financial   statement  schedules  are
incorporated by reference in this report on pages F-1 through F-12.

Item 9:  Changes in and Disagreements with Accountants on Accounting on
-----------------------------------------------------------------------
         Accounting and Financial Disclosures
         ------------------------------------

         None

                                    Part III

Item 10:  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         Alan Doyle is the sole officer and director of the Company.

Item 11:  Executive Compensation
--------------------------------

         No officer or director receives any compensation.

Item 12:  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------


Name of                                   Amount of Beneficial      Percent
Beneficial Owner                          Ownership                 Of Class
----------------                          ---------                 --------
Alan Doyle, Director                      548,000 shares            5%
Banque Privee Edmond de Rothschild*       972,990 shares            8%
Cede & Co. *                              1,754,044 shares          16%
United African Investments, LTD           651,000 shares            5%
VMR Limited                               1,000,000 shares          9%
Springbrook Investments LTD.              2,000,000 shares          18%

*indicates nominee holding shares on behalf of clients who may or may not be individual beneficial owners.

Item 13:  Certain Relationships and Related Transactions
--------------------------------------------------------

         None

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------------------------------------------------------------------------

(a)     (1)     Financial Statements:                                       Page

          Report of Independent Public Accountants                          F-1

          Balance Sheets as of December 31, 1999, 1998, and 1997            F-2

          Statement of Operations for the Years ended
          December 31, 1999, 1998, and 1997                                 F-4

          Statements of Stockholders' Equity for the years ended
          December 31, 1999, 1998, and 1997                                 F-5

          Statement of Cash Flows for the years ended
          December 31, 1999, 1998, and 1997                                 F-7

          Notes to Financial Statements                                     F-8

(a)       (2)     Exhibits

         The following exhibits are referenced in this report:

          Articles of Incorporation
          By-Laws

(b)       Reports on 8-K

         The Company has not filed any reports on Form 8-K during the previous fiscal year.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     NAMIBIAN COPPER MINES, INC.


                                                     /s/ Alan Doyle
                                                     --------------
                                                     By Alan Doyle, Chairman &
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature                           Title                 Date
/s/ Alan Doyle                      Chairman and CEO      March 17, 2000
--------------

                  ASHWORTH, FRANCIS, MITCHELL, BRAZELTON, PLLC
                               4225 N. BROWN AVE.
                              SCOTTSDALE, AZ 85251

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



Board of Directors
Namibian Copper Mines, Inc.

We have audited the accompanying balance sheet of Namibian Copper Mines, Inc., as of December 31, 1999, 1998,and December 31, 1997, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Namibian Copper Mines, Inc., as of December 31, 1999, 1998, and December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note C of the financial statements this company is still in its development stage, and the statements are prepared based upon the assumption that the company will continue as a going concern. The company is still in the exploration/feasibility stage of its development and is not yet generating revenue, and as shown in the financial statements, has incurred losses in its development stage. The financial statements do not include any adjustments relating to the outcome of this situation.

Scottsdale, Arizona
March 13, 2000

                           NAMIBIAN COPPER MINES, INC.
                              (A Development Stage

                                    Company)

                                  BALANCE SHEET

                        December 31, 1999, 1998 and 1997


                                     ASSETS

                                                  1999             1998         1997
                                                  ----             ----         ----
CURRENT ASSETS
    Cash                                          $     212        $     328    $        328

DEFERRED MINERAL EXPLORATION COSTS

PROPERTY AND EQUIPMENT (AT COST)
    Mining properties (Haib Project)                                               1,588,799
    Roads
    Machinery and equipment                                           31,014          31,014
    Furniture, fixtures and office equipment                          16,788         129,311
                                                      -----           ------         -------

    Total property and equipment                                      47,802       1,749,124

    Less accumulated depreciation                                    (28,050)        (52,494)
                                                                     -------         -------

    Net property and equipment                                        19,752       1,696,630


OTHER ASSETS
    Organization Costs, net                          14,000           38,000          62,000
    Deposits and other assets
                                                     ------           ------          ------

    Net other assets                                 14,000           38,000          62,000
                                                     ------           ------          ------

    Total Assets                                  $  14,212        $  58,080    $  1,758,958
                                                  =========        =========    ============




   The accompanying notes are an integral part of these financial statements.

                           NAMIBIAN COPPER MINES, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                        December 31, 1999, 1998 and 1997

                                   LIABILITIES

                                                  1999             1998         1997
                                                  ----             ----         ----
CURRENT LIABILITIES
    Accounts Payable                              $     73,060     $            $
    Notes Payable                                                                    469,970
    Interest Payable

    Total Current Liabilities                           73,060       -               469,970

STOCKHOLDER'S EQUITY
    Common stock-authorized, 100,000,000 shares at
      $.001 par value; issued and outstanding,
      10,643,950 shares in 1999, 9,263,950 in
      1998, and 8,190,960 shares in 1997                10,944            9,264        8,191
    Paid in Capital                                 11,329,802       11,243,482   10,774,586
    Common stock subscribed - 1,085,000 shares
      in 1996
    Deficit accumulated during the
      development stage                            (11,399,594)     (11,194,666)  (9,493,789)

    Total Stockholder's Equity                         (58,848)          58,080    1,288,988
    Total liabilities and stockholder's equity    $     14,212     $     58,080 $  1,758,958
                                                  ============     ============ ============



                           NAMIBIAN COPPER MINES, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                        December 31, 1999, 1998 and 1997

                                                                                                 Period from
                                                Cumulative                                       July 28, 1995
                                                during          Year ended      Year ended       through
                                                development     December 31,    December 31,     December 31,
                                                stage           1999            1998             1997
                                                -----           ----            ----             ----
Revenue
    Miscellaneous Income                        $      76,794   $     -         $     -          $      76,794

Expenses
    General and Administrative                      3,618,453         161,176          79,109        3,378,168
    Organizational Costs                              106,000          24,000          24,000           58,000
    Depreciation                                       61,465                           8,969           52,496
                                                       ------          ------           -----           ------
    Total expenses                                  3,785,918         185,176         112,078        3,488,664

    Loss from development stage operations         (3,709,124)       (185,176)       (112,078)      (3,411,870)

    Interest Income                                     7,144                                            7,144
                                                        -----        --------        --------            -----

    Net operating (loss)                           (3,701,980)       (185,176)       (112,078)      (3,404,726)

    Extraordinary income (expenses)

    Restatement of prior year expenses
     resulting from write-off of
     liabilities on the Hiab Project                  266,135                                          266,135

    Write-down of Hiab mining
     properties, net                               (3,477,840)                     (1,588,799)      (1,889,041)

    Loss of Disposal of Equipment                     (19,753)        (19,753)
    Write-off of exploration and development
     costs on the Hiab Project                     (4,466,157)                                      (4,466,157)
                                                   ----------                                       ----------

    Net (loss)                                  $ (11,399,595)  $    (204,929)  $  (1,700,877)   $  (9,493,789)
                                                =============   =============   =============    =============

    Net (loss) per share                        $       (1.21)  $       (0.02)  $       (0.19)   $       (1.16)
                                                =============   =============   =============    =============

    Weighted average shares                          9,443,508     10,103,950       9,085,118        6,194,988
                                                     =========     ==========       =========        =========


        The accompanying notes are an integral part of these statements.

                           NAMIBIAN COPPER MINES, INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                        December 31, 1999, 1998 and 1997

                                                                                      Deficit
                                                                                      Accumulated
                                                        Additional     Common         During The
                                     Common Stock       Paid-in        Stock          Development
                                 Shares      Amount     Capital        Subscribed     Stage           Total
                                 ------      ------     -------        ----------     -----           -----
Balance at July 28, 1995            30,367   $     30   $              $              $               $          30

Shares issued at $.015 for
  services rendered              2,000,000      2,000         74,202                                         76,202
Shares issued at $0.15 for cash  2,967,493      2,967        441,747                                        444,714
Shares subscribed -
  145,000 shares @ $3.50                                                   507,500                          507,500
Net Loss                                                                                  (879,868)        (879,868)
                                 ---------   --------   ------------   --------         ----------       ----------

Balance at December 31, 1995     4,997,860   $  4,997   $    515,949 $     507,500    $   (879,868)   $     148,578

Issuance of subscribed shares      145,000        145        507,355      (507,500)

Shares issued for cash
    604,900 shares @ $3.50         604,900        605      2,116,545                                      2,117,150
    490,200 shares @ $5.00         490,200        491      2,450,509                                      2,451,000

Shares subscribed at $3.50
    For cash - 85,000 shares                                               297,500                          297,500
    For mining properties
      1,000,000 shares                                                   3,500,000                        3,500,000

    Net Loss                                                                            (2,327,161)      (2,327,161)
                                 ---------   --------   ------------   --------         ----------       ----------

Balance at December 31, 1996     6,237,960   $  6,238   $  5,590,358   $ 3,797,500    $ (3,207,029)   $   6,187,067

Issuance of subscribed shares    1,085,000      1,085      3,796,415    (3,797,500)

Shares issued for cash
    370,000 shares at $2.50        370,000        370        924,630                                        925,000
Shares issued for services
    498,000 shares at $.93         498,000        498        463,183                                        463,681

Net (loss)                                                                              (6,286,760)      (6,286,760)
                                 ---------   --------   ------------   --------         ----------       ----------

Balance at December 31, 1997     8,190,960   $  8,191   $ 10,774,586   $     -        $ (9,493,789)   $   1,288,988


   The accompanying notes are an integral part of these financial statements.

                           NAMIBIAN COPPER MINES, INC.
                          (A Development Stage Company)

                   STATEMENTS OF STOCKHOLDER'S EQUITY (CON'T)

                        December 31, 1999, 1998 and 1997

                                                                                      Deficit
                                                                                      Accumulated
                                                        Additional     Common         During The
                                     Common Stock       Paid-in        Stock          Development
                                 Shares      Amount     Capital        Subscribed     Stage           Total
                                 ------      ------     -------        ----------     -----           -----
Balance at December 31, 1997      8,190,960  $  8,191   $ 10,774,586   $    -         $ (9,493,789)   $   1,288,988

Issuance of shares for
  conversion of debt at $.44      1,072,990     1,073        468,897                                        469,970

Net (loss)                                                                              (1,700,877)      (1,700,877)
                                 ---------   --------   ------------   --------         ----------       ----------

Balance at December 31, 1998      9,263,950  $  9,264   $ 11,243,483        -         $(11,194,666)   $      58,081

Shares issued for cash
  900,000 at $.02                   900,000       900         17,100                                         18,000

Shares issued for services
  100,000 shares at $.02            100,000       100          1,900                                          2,000

Shares issued for cash
  680,000 shares at $.10            680,000       680         67,320                                         68,000

Net Loss                                                                                  (146,604)        (146,604)
                                  ---------   --------   ------------   --------         ----------       ----------

Balance at December 31, 1999     10,943,950    10,944     11,329,803        -          (11,194,666)            (523)
                                 ==========    ======     ==========                   ===========             ====


   The accompanying notes are an integral part of these financial statements.

                           NAMIBIAN COPPER MINES, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                           December 31, 1998 and 1997

                                                                                                 Period from
                                                Cumulative                                       July 28, 1995
                                                during          Year ended      Year ended       through
                                                development     December 31,    December 31,     December 31,
                                                stage           1999            1998             1997
                                                -----           ----            ----             ----
Cash flows from operating activities
    Net (loss)                                  $ (11,194,664)  $ (204,929)     $ (1,700,877)    $ (9,493,787)
    Adjustments to reconcile net loss to
      net used in operating activities:
        Depreciation                                  136,004                          8,969          127,035
        Decrease in accounts receivable                 2,422                                           2,422
        Amortization of organizational costs           82,000       24,000            24,000           58,000
        Loss or (gain) on Asset Sales                 (19,753)
        Decrease (increase) in deposits and              (760)                                           (760)
          other assets

        Increase (decrease) in accounts              (915,911)      73,538                           (915,911)
          payable

        Increase (decrease) in notes payable       (1,696,722)                      (469,970)      (1,226,752)
        Increase (decrease) in interest
          payable                                       7,113                                           7,113
                                                    ---------       ------         ---------        ---------
        Net cash (used) by operating activities   (13,580,518)    (127,144)       (2,137,878)     (11,442,640)

Cash flows from investing activities
        Write-off of exploration costs              4,466,157                                       4,466,157
        Write-off of machinery & office eqpt                        28,049
        Purchase of property and equipment           (931,920)                        79,109       (1,011,029)
        Expenditures on mineral exploration        (3,283,917)                                     (3,283,917)
          costs

        Write down of mining properties             5,654,010                      1,588,799        4,065,211
                                                    ---------       ------         ---------        ---------

        Net cash (used) by investing activities     5,904,330       28,049         1,667,908        4,236,422
                                                    ---------       ------         ---------        ---------

Cash flows from financing activities
        Sales of common stock                       6,871,516       98,980           469,970        6,401,546
        Common stock subscriptions received           805,000                                         805,000

        Net cash provided by financing activities   7,676,516       98,980           469,970        7,206,546
                                                          ---          ---               ---              ---

        Net increase (decrease) in cash                   328         (116)               -               328

        Cash at the beginning of period                                328               328
                                                          ---          ---               ---              ---

        Cash at end of period                   $         212          212      $        328              328
                                                =============          ===      ============              ===


   The accompanying notes are an integral part of these financial statements

                           NAMIBIAN COPPER MINES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999


Namibian Copper Mines, Inc. (the "Company") is a mineral exploration and development company whose sole purpose is to explore and develop the Haib Copper Project in Namibia, Africa.

The Company was incorporated in the state of Delaware on October 20, 1989, under the name of Cordon Corporation and subsequently changed its name to Ameriserv Financial Corporation ("Ameriserv"). On April 19, 1994, bankruptcy proceedings for Ameriserv were finalized in the US Bankruptcy Court, Northern District of Texas. Under the terms of the reorganization plan, Ameriserv was forced to liquidate all of its assets and the proceeds were distributed amount the creditors, thereby satisfying all of Ameriserv's outstanding debts. Ameriserv ceased operations at the conclusion of the bankruptcy proceedings.

At a special shareholders meeting held on July 28, 1995, shareholders ratified the name change of the company from Ameriserv to Namibian Copper Mines, Inc. The shareholders also approved the Company entering into a Farm-In Agreement with Great Fitzroy Mines NL of Australia. In order to earn a 70% equity in the Haib Agreements the Company undertook a reverse split on the basis of 50:1, which reduced the shares held by the pre- bankruptcy shareholders to 30,367.

In July 1995, a private placement of the Company's common stock was undertaken in order to fund preliminary work on the Haib Copper Project, provide working capital to the Company, and to enable the company to undertake more substantial capital raising in the future. Seed capital was raised which resulted in 2,967,493 fully paid shares being issued. As compensation for services rendered in conjunction with the private placement, the Company issued 1,502,000 shares to two entities; such shares were recorded at their par value.

The Company issued Peter Prentice and Alan Doyle, directors of the Company, 249,000 fully paid shares each as compensation for services rendered; such shares were recorded at the private placement price of $0.15 per share, with a corresponding charge to expenses.

The Company is party to an agreement (the "Swanson Agreement") to acquire the mining claims owned by Mr. Swanson's company, Haib Copper Co. (Pty) Limited. The total purchase consideration is $3,780,000 subject to CPI indexation. Installments totaling

$427,000 has been paid to Mr. Swanson. The Swanson Agreement entitled the Company to explore the claims and carry out mining to obtain bulk samples. When the Company defaulted on their Farm-in Agreement, their interests in the Swanson Agreement transferred to Great Fitzroy Mines, their joint-venture partner.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         1.  Accounting Method
         ---------------------

         The Company's financial statements are prepared using United States generally accepted accounting principles with a fiscal year ending December 31.

         2.  Deferred Mineral Exploration Costs and Mineral Properties
         -------------------------------------------------------------

         Costs of acquisition and development relating to the Haib Project are capitalized on an area of interest basis.

         3.  Depreciation
         ----------------

         Depreciation is computed on a straight-line basis over an estimated service life of five years.

         4.  Income Taxes
         ----------------

         The Company has a net operating loss of approximately $11,000,000, which may be carried forward to reduce taxable income in future years through 2011. Because of the loss, no current provision for income taxes has been recorded for the year ended December 31, 1998.

         5.  Foreign Currency Transactions
         ---------------------------------

         Monetary assets and liabilities in foreign exchange currencies have been translated into United States dollars at the exchange rates prevailing at the balance sheet date. Other assets and liabilities, revenue and expenses arising from foreign currency transactions have been translated at the exchange rate prevailing at the date of the transaction. Gains and losses arising from these translation policies are included in income.

         6.  Use of Estimates
         --------------------

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

         that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         7.  Estimated Fair Value Information
         ------------------------------------

         Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure about Fair Value of Financial Instruments" requires disclosure of the estimated fair value of an entity's financial instrument assets and liabilities, as defined, regardless of whether recognized in the financial statements of the reporting entity. The fair value information does not purport to represent the aggregate net fair value of the Company.

         The following  methods and  assumptions  were used to estimate the fair
         value  of  each  class  of  financial   instruments  for  which  it  is
         practicable to estimate that value:

         Cash
         ----

         The carrying value amount approximates fair value.

         Notes Payable
         -------------

         Fair value can not be determined due to the Company's lack of credit history.

NOTE C- DEVELOPMENT STAGE AND GOING CONCERN

         Since July 28, 1995, the Company has been in the development stage and its principal activities have consisted of raising capital, obtaining property or exploration rights and conducting exploratory operations in anticipation of completing a feasibility study on the Haib Copper Project.

         The accompanying financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company is not yet generating revenue from mining operations and, at December 31, 1997, has accumulated a deficit from its operating activities and has incurred substantial obligations. Continuation of the Company as a going concern is dependent upon, among other things, obtaining additional capital, and achieving satisfactory levels of profitable operations. The financial statements include adjustments resulting from the default on the Farm-In Agreement with Great Fitzroy Mines NL and the write-down of assets relating to the Haib Project. It is unlikely the Company will continue in the mining industry.

         In April 1999, the Company commenced discussions with two Cypress firms regarding acquiring their rights to various interests and agreements with a Russian government corporation involved with diamond cutting and marketing. The Company proposed to enter into identical agreements with two entities formed in and operating out of the island nation of Cyprus. These entities were Mosquito Mining Limited ("Mosquito") and Select Mining Limited ("Select"). Both entities are controlled by the same parties.

         The agreements were options to purchase rights to strategic interests and agreements developed by Mosquito and Select with the Russian governmental company JVSC Alrosazoloto Co. Ltd. Each set of interests and agreements was to be purchased in exchange for US $3,250,000 or, at the option of each of Mosquito and Select, common shares in the Company. The Company was to be able to exercise its right to the interests and agreements at any time within 120 days of signing each agreement at its discretion if certain conditions were met.

         A shareholder's meeting was held on August 2, 1999. At this meeting, the shareholders approved the proposed agreements. Members authorized a corporate name change, and an 8:1 rollback of the Company's common stock subject to a 120 due diligence period.

         After a further period of due diligence, the company decided not to proceed with the transaction as had been presented at the annual meeting.

NOTE D - DEFAULT ON FARM-IN AGREEMENT

         During 1997, the Company was unable to raise sufficient funds for the continued development of the Haib Project. As a result, the Company has defaulted on its Farm-In Agreement with Great Fitzroy Mines NL to earn an 80% interest in the Haib project. At December 31, 1997, the following adjustments and write-downs were made to reduce assets to their expected net realizable value.

         Deferred Mineral Exploration costs in the amount of $4,887,852 were written off.

NOTE D - DEFAULT ON FARM-IN AGREEMENT  CONTINUED

         In 1997,  total  capitalized  costs of the Haib mining property  in the
         amount  of  $5,740,262   were   reduced  by  $4,151,463  to  $1,588,799
         representing a 20% interest in the Haib project.

         Liabilities in the amount of $2,684,118 relating to the Haib project have been written off.

         Prior year expenses resulting from the write-off liabilities in the amount of $266,136 have been restated (reduced).

         Effective December 31, 1998, additional write-offs of $1,588,788 were made resulting in the Company owning no residual interest in the Haib Project.

         In 1999, the Company determined that it needed to write off all its remaining fixed assets, as they we no longer owned by the Company. All machinery and office equipment were removed from the balance sheet and the loss on the disposition of these assets were noted. Expenses were recorded for the purpose of getting the Company ready to re-register its stock on the NASD Bulletin Board. The Company has successfully completed the filing of its financial information with the SEC. Accordingly, the Company is in compliance with the new NASD OTC Bulletin Board eligibility rules for continued quotation as a fully reporting company.

NOTE E - WARRANTS

         At December 31, 1999, the Company had no outstanding warrants to be redeemed.