Form 10QSB
period 2000-03-31
NAMIBIAN COPPER MINES INC
filed 2000-05-19
CIK 1001516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)


      X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    -----
               SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended March 31, 2000

    ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _______

Commission file number:


                           NAMIBIAN COPPER MINES, INC.
                           ---------------------------
             (exact name of registrant as specified in its charter)



      DELAWARE                                 86-0800964
      --------                                 ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

c/o BLUME LAW FIRM, P.C.
11811 N. TATUM BOULEVARD, SUITE 1025, PHOENIX, ARIZONA       85028-1699
------------------------------------------------------       ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (602) 494-7976


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

The number of shares of the  Registrant's  Common  Stock,  as of March 31, 2000:
13,363,950

                           NAMIBIAN COPPER MINES, INC.
                    FORM 10-QSB, QUARTER ENDED MARCH 31, 2000



                                      INDEX

PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

Consolidated Balance Sheet as of March 31, 2000 ........................  5

Statement of Operations for the Quarter Ended March 31, 2000 and 1999 ..  7

Statement of Stockholder's Equity ......................................  8

Statement of Cash Flows for the Quarter Ended March 31, 2000  ..........  10

Notes to Interim Consolidated Financial Statements .....................  11

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2  Management's Discussion and Analysis............................  16

PART II   OTHER INFORMATION

Item 1 Legal Proceedings................................................  17
Item 2 Changes in Securities............................................  17
Item 3 Defaults Upon Senior Securities..................................  17
Item 4 Submission of Matters to a Vote of Security Holders..............  17
Item 5 Other Information................................................  17
Item 6 Exhibits and Reports on Form 8-K.................................  17

       Signatures.......................................................  17

ITEM 1.    FINANCIAL STATEMENTS


                           NAMIBIAN COPPER MINES, INC.
                          (A Development State Company)

                                TABLE OF CONTENTS
                                 March 31, 2000


DOCUMENT                                                PAGE NO.
--------                                                --------
Table of Contents                                             3
Compilation Statement                                         4
Balance Sheet - Assets                                        5
Balance Sheet - Liabilities                                   6
Statement of Operations                                       7
Statement of Stockholder's Equity                           8-9
Statement of Cash Flows                                      10
Notes to Financial Statements                             11-15


                               COMPILATION REPORT
                           NAMIBIAN COPPER MINES, INC.

                                 MARCH 31, 2000



                   ASHWORTH, FRANCIS MITCHELL, BRAZELTON, PLLC
                               4225 N. BROWN AVE.
                              SCOTTSDALE, AZ 85251



To the Board of Directors and Stockholders
Namibian Copper Mines, Inc.

We have compiled the accompanying balance sheet of Namibian Copper Mines, Inc. as of March 31, 2000, and the related statements of income and retained earnings and cash flows for the period then ended, in accordance with standards established by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and accordingly do not express an opinion or any other form of assurance on them.





Scottsdale, AZ
May 10, 2000

                           NAMIBIAN COPPER MINES, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                        March 31, 2000 and March 31, 1999

ASSETS
                                                                        March 31, 2000          March 31, 1999
                                                                        --------------          --------------
CURRENT ASSETS
             Cash                                                       $    54,829             $        328

DEFERRED MINERAL EXPLORATION COSTS

PROPERTY AND EQUIPMENT (AT COST)
             Machinery and equipment                                                                  31,013
             Furniture, fixtures and office equipment                                                 16,788

             Total property and equipment                                                             47,801

             Less accumulated depreciation                                                           (28,049)

             Net property and equipment                                                               19,752

OTHER ASSETS

             Organization Costs, net                                          8,000                   38,000
             Deposits and other assets

             Net other assets                                                 8,000                   38,000

             Total Assets                                               $    62,829             $     58,080



   The accompanying notes are an integral part of these financial statements.

                           NAMIBIAN COPPER MINES, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                        March 31, 2000 and March 31, 1999

                                     LIABILITIES

                                                                        March 31, 2000          March 31, 1999
                                                                        --------------          --------------
CURRENT LIABILITIES
             Accounts Payable                                           $       41,570          $
             Notes Payable
             Interest Payable
                         Total Current Liabilities                              41,570                      -
STOCKHOLDER'S EQUITY
             Common stock-authorized, 100,000,000 shares at
              $.001 par value; issued and outstanding, 10,943,950
              shares in 1999 and 13,363,950 in 2000                             13,364                  9,264
             Paid in Capital                                                11,569,382             11,243,482
             Deficit accumulated during the development stage              (11,561,487)           (11,194,666)
                         Total Stockholder's Equity                             21,259                 58,080
                         Total liabilities and stockholder's equity     $       62,829          $      58,080


   The accompanying notes are an integral part of these financial statements

                           NAMIBIAN COPPER MINES, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                March 31, 2000, and March 31,1999 and cumulative


                                                                                                                      Period from
                                                                Cumulative            Quarter         Quarter         July 28, 1995
                                                                during                Ending          Ending          through
                                                                development           March 31,       March 31,       December 31,
                                                                stage                 2000            1999            1998
                                                                -----                 ----            ----            ----
Revenue
  Miscellaneous Income                                          $         76,794      $          -                    $      76,794

Expenses
  General and Administrative                                           3,580,700           123,423                        3,457,277
  Organizational Costs                                                    88,000             6,000                           82,000
  Depreciation                                                            61,465                                             61,465
  Total expenses                                                       3,730,165           129,423                        3,600,742
  Loss from development stage operations                              (3,653,371)         (129,423)                      (3,523,948)
  Interest Income                                                          7,144                                              7,144
  Net operating (loss)                                                (3,646,227)         (129,423)                      (3,516,804)
  Extraordinary income (expenses)
  Restatement of prior year expenses resulting
    from write-off of liabilities on the Hiab Project                    266,135                                            266,135
  Write-down of Hiab mining properties, net                           (3,477,840)                                        (3,477,840)
  Loss of Disposal of Equipment                                          (19,753)
  Write-off of exploration and development costs
    on the Hiab Project                                               (4,466,157)                                        (4,466,157)
  Net (loss)                                                    $    (11,343,842)     $   (129,423)                   $ (11,194,666)
  Net (loss) per share                                          $          (1.11)     $      (0.02)                   $       (1.16)

  Weighted average shares                                             10,227,596        10,227,596                        6,194,988


        The accompanying notes are an integral part of these statements.

                           NAMIBIAN COPPER MINES, INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDER'S EQUITY

              March 31, 2000 and December 31, 1999, 1998 and 1997



                                                                                                        Deficit
                                                                                                        Accumulated
                                                                          Additional    Common          During The
                                                      Common Stock        Paid In       Stock           Development
                                                    Shares      Amount    Capital       Subscribed      Stage           Total
                                                    ------      ------    -------       ----------      -----           -----
Balance at July 28, 1995                               30,367   $    30   $             $               $               $       30

Shares issued at $.015 for services rendered        2,000,000     2,000       74,202                                         76,202
Shares issued at $0.15 for cash                     2,967,493     2,967      441,747                                        444,714
Shares subscribed - 145,000 shares @ $3.50                                                   507,500                        507,500
Net Loss                                                                                                    (879,868)      (978,868)

Balance at December 31, 1995                        4,997,860   $ 4,997   $  515,949    $    507,500    $   (879,868)    $  148,578

Issuance of subscribed shares                         145,000       145      507,355        (507,500)

Shares issued for cash
            604,900 shares @ $3.50                    604,900       605    2,116,545                                      2,117,150
            490,200 shares @ $5.00                    490,200       491    2,450,509                                      2,451,000

Shares subscribed at $3.50
            For cash - 85,000 shares                                                         297,500                        297,500
            For mining properties
             1,000,000 shares                                                              3,500,000                      3,500,000

            Net Loss                                                                                      (2,327,161)    (2,327,161)

Balance at December 31, 1996                        6,237,960     6,238   $5,590,358       3,797,500      (3,207,029)     6,187,067

Issuance of subscribed shares                       1,085,000     1,085    3,796,415      (3,797,500)

Shares issued for cash
            370,000 shares at $2.50                   370,000       370      924,630                                        925,000

Shares issued for services
            498,000 shares at $.93                    498,000       498      463,183                                        463,681
Net (loss)                                                                                                (6,286,760)    (6,286,760)

Balance at December 31, 1997                        8,190,960     8,191   10,774,586              -       (9,493,789)     1,288,988


   The accompanying notes are an integral part of these financial statements

                           NAMIBIAN COPPER MINES, INC.
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDER'S EQUITY-CONTINUED

               March 31, 2000 and December 31, 1999, 1998 and 1997


                                                                                                  Deficit
                                                                                                  Accumulated
                                                                 Additional       Common          During The
                                             Common Stock        Paid-in          Stock           Development
                                           Shares      Amount    Capital          Subscribed      Stage             Total
                                           ------      ------    -------          ----------      -----             -----
Balance at December 31, 1997               8,190,960   $  8,191  $  10,774,586    $     -         $  (9,493,789)    $   1,288,988

Issuance of shares for conversion
  of debt at $.44                          1,072,990      1,073        468,897                                            469,970

Net (loss)                                                                                           (1,700,877)       (1,700,877)

Balance at December 31, 1998               9.263,950      9,264     11,243,483          -           (11,194,666)           58,081

Shares issued for cash
  900,000 at $.02                            900,000        900         17,100                                             18,000

Shares issued for services
  100,000 shares at $.02                     100,000        100          1,900                                              2,000

Shares issued for cash
  680,000 shares at $.10                     680,000        680         67,320                                             68,000

Net Loss                                                                                               (146,604)         (146,604)
Balance at December 31, 1999              10,943,950     10,944     11,329,803          -           (11,194,666)             (523)

Shares issued for services
  900,000 shares at $.10                     900,000        900         89,100                                             90,000

Shares issued for cash
   1,520,000 shares at $.10                1,520,000      1,520        150,480                                            152,000

Net Loss                                                                                               (129,423)         (129,423)

Balance at March 31, 2000                 13,363,950     13,364     11,569,383          -           (11,324,089)          112,054


   The accompanying notes are an integral part of these financial statements

                           NAMIBIAN COPPER MINES, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                March 31, 2000 and March 31, 1999 and cumulative

                                                                        Cumulative
                                                                        during          Quarter Ending  Quarter Ending
                                                                        development     March 31,       March 31,
                                                                        stage           2000            1999
                                                                        -----           ----            ----
Cash flows from operating activities
             Net (loss)                                                 $  (11,529,016) $    (129,423)  $        -
             Adjustments to reconcile net loss to net
               used in operating activities:
                Depreciation                                                   136,004
                Decrease in accounts receivable                                  2,422
                Amortization of organizational costs                           112,000          6,000
                Loss or (gain) on Asset Sales                                  (19,753)
                Decrease (increase) in deposits and other assets               (10,760)       (10,000)
                Increase (decrease) in accounts payable                       (906,333)       (63,960)
                Increase (decrease) in notes payable                        (1,696,722)
                Increase (decrease) in interest payable                          7,113
             Net cash (used) by operating activities                       (13,905,045)      (197,383)          -
Cash flows from investing activities
             Write-off of exploration costs                                  4,466,157
             Write-off of machinery & office eqpt                               28,049
             Purchase of property and equipment                               (931,920)
             Expenditures on mineral exploration costs                      (3,283,917)
             Write down of mining properties                                 5,654,010
             Net cash (used) by investing activities                         5,932,379             -            -
Cash flows from financing activities
             Sales of common stock                                           7,212,496        242,000
             Common stock subscriptions received                               805,000
             Net cash provided by financing activities                       8,017,496        242,000           -
             Net increase (decrease) in cash                                    44,830         44,617
             Cash at the beginning of period                                         -            212         328
             Cash at end of period                                      $       44,830  $      44,829   $     328


   The accompanying notes are an integral part of these financial statements

                           NAMIBIAN COPPER MINES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2000


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

At a special shareholders meeting held on July 28, 1995, shareholders ratified the name change of the company from Ameriserv to Namibian copper Mines, Inc. The shareholders also approved the Company entering into a Farm-In Agreement with Great Fitzroy Mines NL of Australia in order to earn a 70% equity in the Haib Agreements, the Company undertook a reverse split on the basis of 50:1 which reduced the shares held by the pre- bankruptcy shareholders to 30,367.

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

                           NAMIBIAN COPPER MINES, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                 March 31, 1999



$427,000 has been paid to Mr. Swanson. The Swanson Agreement entitled the Company to explore the claims and carry out mining to obtain bulk samples. When the Company defaulted on their Farm-in Agreement, their interests in the Swanson Agreement transferred to Great Fitzroy Mines, their joint-venture partner.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Accounting Method
     -----------------

     The Company's financial statements are prepared using United States generally accepted accounting principles with a fiscal year ending December 31.

     Deferred Mineral Exploration Costs and Mineral Properties
     ---------------------------------------------------------

     Costs of acquisition and development relating to the Haib Project are capitalized on an area of interest basis.

     Depreciation
     ------------

     Depreciation is computed on a straight-line basis over an estimated service life of five years.

     Income Taxes
     ------------

     The Company has a net operating loss of approximately $11,000,000, which may be carried forward to reduce taxable income in future years through 2011. Because of the loss, no current provision for income taxes has been recorded for the year ended December 31, 1999.

     Foreign Currency Transactions
     -----------------------------

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

     Use of Estimates
     ----------------

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions

                          NAMIBIAN COPPER MINES, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                 March 31, 1999

NOTE B - SUMMARY OF SIGNIFICIANT ACCOUNTING POLICIES CONTINUED

     that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Estimated Fair Value Information
     --------------------------------

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

     The accompanying financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company is not yet generating revenue from mining operations and, at December 31, 1997, has accumulated a deficit from its operating activities and has incurred substantial obligations. Continuation of the Company as a going concern is dependent upon, among other

                          NAMIBIAN COPPER MINES, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                 March 31, 1999



NOTE C - DEVELOPMENT STAGE AND GOING CONCERN - CONTINUED

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

     Discussions have been held with various firms during the first quarter of 2000, in regards to selling the shares of the company. These discussions have not been advantageous to the Company, and no discussions are currently in process.

                          NAMIBIAN COPPER MINES, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                 March 31, 1999

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     When  used  in  this  discussion,  the  words  "believes",   "anticipates",
"expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10QSB and 8-K filed with the Securities and Exchange Commission.

Overview
--------

     The Company is non-operational and has been since 1997. The Company is searching for an acquisition or business combination and will have no activity until that time.

Results of Operations
---------------------

     Revenues. The Company generated $0 in revenues for the three months ended March 31, 2000, versus $0 revenues for the same period in 1999. To date, the Company has not relied on revenues for funding. The Company expects to derive the majority of its funding from private sources.

     General and Administrative Expenses. During the three months ended March 31, 2000, the Company incurred $129,423 in general and administrative expenses. The total cumulative expense during the development stage is $3,646,227.

     Income. There has been no income in 1999 or 2000 and only $76,794 from July 28, 1995 to the present.

     Provision for Income Taxes. As of March 31, 2000, the Company's accumulated deficit was $11,343,842, and as a result, there has been no provision for income taxes.

     Net Income. For the three months ended March 31, 2000, the Company recorded a net loss of $129,423, or $0.02 per share. The loss of $129,423 for 2000 was primarily from bringing the Company current with accounting and reporting requirements.

Liquidity and Capital Resources
-------------------------------

     As at March 31, 2000, the Company had a cash balance of $54,829, compared to $328 as of March 31, 1999. The amounts expended were used to bring the Company current and came from private funds.

     As at March 31, 2000, the Company had $0 in accounts receivable, compared to $0 as at March 31, 1999. The Company has been nonfunctioning during this time frame.

     As at March 31, 2000, the Company had $41,570 in accounts payable and $0 for the period ended March 31, 1999.

     The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to receive additional funding to meet its reporting obligations and find some form of acquisition or business combination.

     The Company may raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. The Company may seek access to the private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

                          PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 2.    CHANGES IN SECURITIES

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


                                 SIGNATURE PAGE

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     NAMIBIAN COPPER MINES, INC.

                                                     /s/ Alan Doyle
                                                     --------------
                                                     Alan Doyle
                                                     President

Dated: May 12, 2000