Form 10QSB
period 2000-06-30
AMERICAN SOUTHWEST HOLDINGS INC
filed 2000-08-14
CIK 1001516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)


      X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    -----
               SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended June 30, 2000

    ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _______

Commission file number:  0-27947


                        AMERICAN SOUTHWEST HOLDINGS, INC.
                        ---------------------------------
             (exact name of registrant as specified in its charter)



      DELAWARE                                 86-0800964
      --------                                 ----------
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

The number of shares of the  Registrant's  Common  Stock,  as of June 30, 2000:
13,363,950

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                    FORM 10-QSB, QUARTER ENDED JUNE 30, 2000



                                      INDEX

PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

Consolidated Balance Sheet as of June 30, 2000 ........................   5

Statement of Operations for the Quarter Ended June 30, 2000 and 1999 ..   7

Statement of Stockholder's Equity ......................................  8

Statement of Cash Flows for the Quarter Ended June 30, 2000   ..........  10

Notes to Interim Consolidated Financial Statements .....................  11

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2  Management's Discussion and Analysis............................  16

PART II   OTHER INFORMATION

Item 1 Legal Proceedings................................................  17
Item 2 Changes in Securities............................................  17
Item 3 Defaults Upon Senior Securities..................................  17
Item 4 Submission of Matters to a Vote of Security Holders..............  17
Item 5 Other Information................................................  17
Item 6 Exhibits and Reports on Form 8-K.................................  17

       Signatures.......................................................  17

ITEM 1.    FINANCIAL STATEMENTS

                               COMPILATION REPORT
                        AMERICAN SOUTHWEST HOLDINGS, INC.

                                  JUNE 30, 2000

                        AMERICAN SOUTHWEST HOLDINGS, INC.

                          (A Development State Company)

                                TABLE OF CONTENTS

                                  June 30, 2000

DOCUMENT                                                        PAGE NO.
Table of Contents                                               2
Compilation Statement                                           3
Balance Sheet - Assets                                          4
Balance Sheet - Liabilities                                     5
Statement of Operations                                         6
Statement of Stockholder's Equity                               7-8
Statement of Cash Flows                                         9
Notes to Financial Statements                                   10-13

                       ASHWORTH, MITCHELL, BRAZELTON, PLLC
                               4225 N. BROWN AVE.
                              SCOTTSDALE, AZ 85251


To the Board of Directors and Stockholders
American Southwest Holdings, Inc.

We have compiled the accompanying balance sheet of American Southwest Holdings, Inc. as of June 30, 2000, and the related statements of income and retained earnings and cash flows for the period then ended, in accordance with standards established by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and accordingly do not express an opinion or any other form of assurance on them.

Scottsdale, AZ
August 5, 2000


                                  BALANCE SHEET

                         June 30, 2000 and June 30, 1999

                                     ASSETS

                                                        June 30,                June 30,
                                                        2000                    1999
                                                        ----                    ----
CURRENT ASSETS
         Cash                                           $         5,161         $          328

DEFERRED MINERAL EXPLORATION COSTS

PROPERTY AND EQUIPMENT (AT COST)
         Machinery and equipment                                                        31,013
         Furniture, fixtures and office equipment                                       16,788
                                                                                        ------

         Total property and equipment                                                   47,801

         Less accumulated depreciation                                                 (28,049)
                                                                                       -------

         Net property and equipment                                                     19,752


OTHER ASSETS
         Organization Costs, net                                  2,000                 38,000
         Deposits and other assets                                -----                 ------

         Net other assets                                         2,000                 38,000
                                                                  -----                 ------
         Total Assets                                   $         7,161         $       58,080
                                                        ===============         ==============




The accompanying notes are an integral part of these financial statements.

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                         June 30, 2000 and June 30, 1999

                                   LIABILITIES

                                                       June 30,                 June 30,
                                                       2000                     1999
                                                       ----                     ----
CURRENT LIABILITIES
         Accounts Payable                               $         23,530        $
         Notes Payable
         Interest Payable                                  -------------        -------------

            Total Current Liabilities                             23,530              -

STOCKHOLDER'S EQUITY
         Common stock-authorized, 100,000,000 shares at
           $.001 par value; issued and outstanding, 10,943,950
           shares in 1999 and 13,363,950 in 2000                  13,364                9,264
         Paid in Capital                                      11,569,382           11,243,482
         Deficit accumulated during the development stage    (11,432,064)         (11,194,666)
                                                             -----------          -----------



             Total Stockholder's Equity                          (16,368)              58,080
                                                                 -------               ------

             Total liabilities and stockholder's equity $          7,161        $      58,080
                                                        ================        =============





    The accompanying notes are an integral part of these financial statements.

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                 June 30, 2000, and June 30, 1999 and cumulative

                                                                                                        Period from
                                                    Cumulative                                          July 28, 1995
                                                    during           Quarter Ending   Quarter Ending    through
                                                    development      June 30,         June 30,          December 31,
                                                    stage            2000             1999              1998
                                                    -----            ----             ----              ----
Revenue
     Miscellaneous Income                           $       76,794   $    -                             $        76,794

Expenses

     General and Administrative                          3,485,905          28,628                            3,457,277
     Organizational Costs                                   88,000           6,000                               82,000
     Depreciation                                           61,465                                               61,465
                                                            ------          ------    ------------               ------

          Total expenses                                 3,635,370          34,628                            3,600,742

     Loss from development stage operations             (3,558,576)        (34,628)                          (3,523,948)

     Interest Income                                         7,144                                                7,144
                                                             -----         --------   ------------                -----

     Net operating (loss)                               (3,551,432)        (34,628)                          (3,516,804)

     Extraordinary income (expenses)

        Restatement of prior year expenses resulting
         from write-off of liabilities on the Haib
         Project                                           266,135                                              266,135
        Write-down of Hiab mining properties, net       (3,477,840)                                          (3,477,840)
        Loss of Disposal of Equipment                      (19,753)
        Write-off of exploration and development costs
         on the Haib Project                            (4,466,157)                                          (4,466,157)
                                                        ----------         ---------  ------------           ----------

     Net (loss)                                     $  (11,249,047)  $     (34,628)                     $    (11,194,666)
                                                    ==============   =============    ============      ================

     Net (loss) per share                           $        (1.11)  $       (0.02)                     $          (1.16)
                                                    ==============   =============    ============      =====================

     Weighted average shares                            10,227,596      10,227,596                             6,194,988
                                                        ==========      ==========    ============             =========



        The accompanying notes are an integral part of these statements.
                                     Page 6

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDER'S EQUITY
               June 30, 2000 and December 31, 1999, 1998 and 1997

                                                                                                   Deficit
                                                                                                   Accumulated
                                                                      Additional    Common         During The
                                                    Common Stock      Paid-in       Stock          Development
                                                 Shares     Amount    Capital       Subscribed     Stage           Total
                                                 ------     ------    -------       ----------     -----           -----
Balance at July 28, 1995                            30,367  $     30  $             $              $               $          30

Shares issued at $.015 for services rendered     2,000,000     2,000        74,202                                        76,202
Shares issued at $0.15 for cash                  2,967,493     2,967       441,747                                       444,714
Shares subscribed - 145,000 shares @ $3.50                                                507,500                        507,500
Net Loss                                                                                                (879,868)       (879,868)
                                                 --------        --------  --------       --------      --------        --------

Balance at December 31, 1995                     4,997,860  $  4,997  $    515,949  $     507,500  $    (879,868)  $     148,578

Issuance of subscribed shares                      145,000       145       507,355       (507,500)

Shares issued for cash
         604,900 shares @ $3.50                    604,900       605     2,116,545                                     2,117,150
         490,200 shares @ $5.00                    490,200       491     2,450,509                                     2,451,000

Shares subscribed at $3.50
         For cash - 85,000 shares                                                         297,500                        297,500
         For mining properties
            1,000,000 shares                                                            3,500,000                      3,500,000

         Net Loss                                                                                     (2,327,161)     (2,327,161)
                                                 ---------  --------  ------------  -------------  --------------  -------------

Balance at December 31, 1996                     6,237,960  $  6,238  $  5,590,358  $   3,797,500  $  (3,207,029)  $   6,187,067

Issuance of subscribed shares                    1,085,000     1,085     3,796,415     (3,797,500)


Shares issued for cash
         370,000 shares at $2.50                   370,000       370       924,630                                       925,000
Shares issued for services
         498,000 shares at $.93                    498,000       498       463,183                                       463,681

Net (loss)                                                                                            (6,286,760)     (6,286,760)
                                                 ---------  --------  ------------  ----------        -----------     -----------

Balance at December 31, 1997                     8,190,960  $  8,191  $ 10,774,586  $       -      $  (9,493,789)  $   1,288,988


    The accompanying notes are an integral part of these financial statements
                                     Page 7


                      AMERICAN SOUTHWESTERN HOLDINGS, INC.
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDER'S EQUITY-CONTINUED
               June 30, 2000 and December 31, 1999, 1998 and 1997

                                                                                                   Deficit
                                                                                                   Accumulated
                                                                      Additional    Common         During The
                                                    Common Stock      Paid-in       Stock          Development
                                                 Shares     Amount    Capital       Subscribed     Stage           Total
                                                 ------     ------    -------       ----------     -----           -----

Balance at December 31, 1997                     8,190,960  $  8,191  $ 10,774,586  $      -       $  (9,493,789)  $ 1,288,988

Issuance of shares for conversion
  of debt at $.44                                1,072,990     1,073       468,897                                     469,970

Net (loss)                                                                            (1,700,877)     (1,700,877)

Balance at December 31, 1998                     9,263,950  $  9,264  $ 11,243,483         -       $ (11,194,666)  $    58,081

Shares issued for cash
   900,000 at $.02                                 900,000       900        17,100                                      18,000

Shares issued for services
   100,000 shares at $.02                          100,000       100         1,900                                       2,000

Shares issued for cash
   680,000 shares at $.10                          680,000       680        67,320                                      68,000

Net Loss                                                                                (146,604)       (146,604)
                                                ----------    ------    ----------     --------      ------------     ---------

Balance at December 31, 1999                    10,943,950    10,944    11,329,803         -         (11,194,666)         (523)

Shares issued for services
    900,000 shares at $.10                         900,000       900        89,100                                      90,000

Shares issued for cash
    1,520,000 shares at $.10                     1,520,000     1,520       150,480                                     152,000

Net Loss                                                                                                (129,423)     (129,423)
                                                ----------    ------    ----------     --------      ------------     ---------

Balance as of June 30, 2000                     13,363,950    13,364    11,569,383         -         (11,324,089)      112,054
                                                ==========    ======    ==========     =========     ===========       =======


   The accompanying notes are an integral part of these financial statements.
                                     Page 8

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                 June 30, 2000 and June 30, 1999 and cumulative

                                                        Cumulative
                                                        during                  Quarter Ending      Quarter Ending
                                                        development             June 30,            June 30,
                                                        stage                   2000                1999
                                                        -----                   ----                ----
Cash flows from operating activities
     Net (loss)                                         $   (11,563,644)        $     (34,628)      $    -
     Adjustments to reconcile net loss to net
      used in operating activities:
          Depreciation                                          136,004
          Decrease in accounts receivabl                          2,422
          Amortization of organizational                        118,000                 6,000
          Loss or (gain) on Asset Sales                         (19,753)
          Decrease (increase) in deposits and other assets      (10,760)
          Increase (decrease) in accounts payable              (917,373)              (11,040)
          Increase (decrease) in notes payable               (1,696,722)
          Increase (decrease) in interest payable                 7,113
                                                                  -----               -------        -------

     Net cash (used) by operating activities                (13,944,713)              (39,668)           -
                                                            -----------               -------        -------

Cash flows from investing activities
     Write-off of exploration costs                           4,466,157
     Write-off of machinery & office equipment                   28,049
     Purchase of property and equipment                        (931,920)
     Expenditures on mineral exploration costs               (3,283,917)
     Write down of mining properties                          5,654,010

     Net cash (used) by investing activities                  5,932,379                 -                -
                                                              ---------               -------        -------

Cash flows from financing activities
     Sales of common stock                                    7,212,496
     Common stock subscriptions received                        805,000

     Net cash provided by financing activities                8,017,496                 -                -
                                                              ---------               -------        -------

     Net increase (decrease) in cash                              5,162               (39,668)

     Cash at the beginning of period                              -                    44,830            328
                                                                  -----                ------            ---

     Cash at end of period                              $         5,162         $       5,162       $    328
                                                        ===============         =============       ========

    The accompanying notes are an integral part of these financial statements.
                                     Page 9

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

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

At the Annual Stockholder's Meeting, held June 9, 2000, in Phoenix, Arizona, the stockholders agreed to change the name of the Corporation to American Southwest Holdings, Inc., and gave the Board of Directors authority to pursue negotiations and discussions for a joint venture in Zichang County of Shaanxi Province and other areas in the Republic of China regarding oil and gas exploration in their country.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         1.  Accounting Method
         --  -----------------

         The Company's financial statements are prepared using United States generally accepted accounting principles with a fiscal year ending December 31.

         2.  Deferred Mineral Exploration Costs and Mineral Properties
         --  ---------------------------------------------------------

         Costs of acquisition and development relating to the Haib Project are capitalized on an area of interest basis.

         3.  Depreciation
         --  ------------

         Depreciation is computed on a straight-line basis over an estimated service life of five years.

         4.  Income Taxes
         --  ------------

         The Company has a net operating loss of approximately $11,000,000, which may be carried forward to reduce taxable income in future years through 2011. Because of the loss, no current provision for income taxes has been recorded for the year ended December 31, 1999.

         5.  Foreign Currency Transactions
         --  -----------------------------

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

         6.  Use of Estimates
         --  ----------------

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

         7.  Estimated Fair Value Information
         --  --------------------------------

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

Results of Operations
---------------------

     Revenues. The Company generated $0 in revenues for the three months ended June 30, 2000, versus $0 revenues for the same period in 1999. To date, the Company has not relied on revenues for funding. The Company expects to derive the majority of its funding from private sources not yet identified.

     General and Administrative Expenses. During the three months ended June 30, 2000, the Company incurred $28,628 in general and administrative expenses. The total cumulative expense during the development stage is $3,485,905.

     Income. There has been no income in 1999 or 2000 and $76,794 from July 28, 1995 to the present from all sources. At this time no source of income has been identified and none is expected.

     Provision for Income Taxes. As of June 30, 2000, the Company's accumulated deficit was $11,249,047, and as a result, there has been no provision for income taxes.

     Net Income. For the three months ended June 30, 2000, the Company recorded a net loss of $34,628, or $0.02 per share. The loss of $34,628 for 2000 was primarily from bringing the Company current with accounting and reporting requirements.

Liquidity and Capital Resources
-------------------------------

     As at June 30, 2000, the Company had a cash balance of $5,161, compared to $328 as of June 30, 1999. The amounts expended were used to bring the Company current and came from private funds.

     As at June 30, 2000, the Company had $0 in accounts receivable, compared to $0 as at June 30, 1999. The Company has been nonfunctioning from 1999 to date.

     As at June 30, 2000, the Company had $23,530 in accounts payable and $0 for the period ended June 30, 1999.

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

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

     On August 8, 2000, Peter Holsworth was appointed to the Board of Directors. This event is being reported on a Form 8-K to be filed subsequent to this quarterly report.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     A Form 8-K will be filed subsequent to this quarterly report discussing the appointment of Peter Holsworth to the Board of Directors. No Form 8-K was filed for the second quarter of 2000.


                                 SIGNATURE PAGE

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AMERICAN SOUTHWEST HOLDINGS, INC.

                                               /s/ Alan Doyle
                                               --------------
                                               Alan Doyle
                                               President

Dated: August 14, 2000