Form 10QSB/A
period 2000-06-30
AMERICAN SOUTHWEST HOLDINGS INC
filed 2000-09-05
CIK 1001516

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

Scottsdale, AZ
August 5, 2000

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                         June 30, 2000 and June 30, 1999

                           LIABILITIES

                                                                                June 30,          June 30,
                                                                                2000              1999
                                                                                ----              ----
CURRENT LIABILITIES
         Accounts Payable                                                       $        23,530   $
         Notes Payable
         Interest Payable                                                                ------   -----------
                  Total Current Liabilities                                              23,530         -

STOCKHOLDER'S EQUITY
         Common stock-authorized, 100,000,000 shares at
           $.001 par value; issued and outstanding, 10,943,950
           shares in 1999 and 13,363,950 in 2000                                         13,364          9,264
         Paid in Capital                                                             11,569,382     11,243,482
         Deficit accumulated during the development stage                           (11,432,064)   (11,194,666)
         Current Income (Loss)                                                         (167,051)
                                                                                       --------    ------------

                  Total Stockholder's Equity                                            (16,369)        58,080
                                                                                        -------         ------

                  Total liabilities and stockholder's equity                    $         7,161   $     58,080
                                                                                ===============   ============




    The accompanying notes are an integral part of these financial statements

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


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     A Form 8-K was filed subsequent to this quarterly report discussing the appointment of Peter Holsworth to the Board of Directors. No Form 8-K was filed for the second quarter of 2000.


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

Dated: September 1, 2000