Form 10QSB
period 2000-09-30
AMERICAN SOUTHWEST HOLDINGS INC
filed 2000-11-14
CIK 1001516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)


      X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    -----
                  SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 2000

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


c/o John A. Yellich

13545 Milwaukee Court, Thornton, Colorado      80241
-----------------------------------------      -----
(Address of principal executive offices)       (ZIP Code)

Registrant's telephone number, including area code:     (303) 475-2929
                                                        --------------


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

The number of shares of the Registrant's Common Stock, as of September 30, 2000:
18,863,950

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                  FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2000



                                      INDEX

PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

Consolidated Balance Sheet as of September 30, 2000                            7

Statement of Operations for the Quarter Ended September 30, 2000 and 1999      8

Statement of Stockholder's Equity                                              9

Statement of Cash Flows for the Quarter Ended September 30, 2000              12

Notes to Interim Consolidated Financial Statements                            13

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2  Management's Discussion and Analysis                                  19

PART II   OTHER INFORMATION

Item 1 Legal Proceedings                                                      20
Item 2 Changes in Securities                                                  20
Item 3 Defaults Upon Senior Securities                                        20
Item 4 Submission of Matters to a Vote of Security Holders                    21
Item 5 Other Information                                                      21
Item 6 Exhibits and Reports on Form 8-K                                       21

         Signatures                                                           21

ITEM 1.    FINANCIAL STATEMENTS

                               COMPILATION REPORT

                        AMERICAN SOUTHWEST HOLDINGS, INC.

                               SEPTEMBER 30, 2000

                       AMERICAN SOUTHWEST HOLDINGS, INC.
                          (A Development Stage Company)

                                TABLE OF CONTENTS

                                  June 30, 2000


DOCUMENT                                PAGE NO.
Table of Contents                       2
Compilation Sheet                       3
Balance Sheet -- Assets                 4
Balance Sheet -- Liabilities            5
Statement of Operations                 6
Statement of Stockholder's Equity       7-9
Statement of Cash Flows                 10
Notes to Financial Statements           11-15

                       ASHWORTH, MITCHELL, BRAZELTON, PLLC

                               4225 N. BROWN AVE.
                              SCOTTSDALE, AZ 85251




To the Board of Directors and Stockholders
American Southwest Holdings, Inc.


We have compiled the accompanying balance sheet of American Southwest Holdings, Inc. as of September 30, 2000, and the related statements of income and retained earnings and cash flows for the period then ended, in accordance with standards established by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and accordingly do not express an opinion or any other form of assurance on them.

/s/ Ashworth, Mitchell, Brazelton, PLLC

Scottsdale, AZ
October 16, 2000

                        AMERICAN SOUTHWEST HOLDINGS, INC.

                          (A Development Stage Company)

                                  BALANCE SHEET

                    September 30, 2000 and September 30, 1999

                                     ASSETS


                                              September 30,              September 30,
                                              2000                       1999
                                              ----                       ----
CURRENT ASSETS
         Cash                                 $       202,116            $            476
         Funds in Escrow                               50,000
                                                       ------                   ---------
                  Total Current Assets                252,116                         476
DEFERRED MINERAL EXPLORATION COSTS

OTHER ASSETS
         Organization Costs, net                       24,000
         Deposits and other assets
                                                       ------                   ---------

         Net other assets                              -                           24,000
                                                       ------                   ---------

         Total Assets                         $       252,116            $         24,476
                                              ===============            ================

   The accompanying notes are an integral part of these financial statements.

                        AMERICAN SOUTHWEST HOLDINGS, INC.

                          (A Development Stage Company)

                                  BALANCE SHEET

                    September 30, 2000 and September 30, 1999

                                   LIABILITIES


                                                                        September 30,           September 30,
                                                                        2000                    1999
                                                                        ----                    ----
CURRENT LIABILITIES
         Accounts Payable                                               $       23,530          $       25,000
         Notes Payable
         Interest Payable

                  Total Current Liabilities                                     23,530                  25,000

STOCKHOLDER'S EQUITY
         Common stock-authorized, 100,000,000 shares at
           $.001 par value; issued and outstanding, 10,943,950
           shares in 1999 and 18,863,950 in 2000                                18,864                  10,944
         Paid in Capital                                                    12,188,882              11,329,802
         Deficit accumulated during the development stage                  (11,432,064)            (11,194,666)
         Current Income (Loss)                                                (547,096)               (146,606)

                  Total Stockholder's Equity                                   228,586                    (526)

                  Total liabilities and stockholder's equity           $       252,116          $       24,474


    The accompanying notes are an integral part of these financial statements

                        AMERICAN SOUTHWEST HOLDINGS, INC.

                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                Sept. 30, 2000, and Sept. 30, 1999 and cumulative


                                                                                                 Period from

                                            Cumulative                                           July 28, 1995
                                            during            Quarter Ending    Quarter Ending   through
                                            development       September  30,    September 30,    December 31,
                                            stage             2000              1999             1998
                                            -----             ----              ----             ----
Revenue

     Miscellaneous Income                   $      76,794     $      -                           $       76,794

Expenses

     General and Administrative                 4,326,220            378,045     112,853              3,457,277
     Organizational Costs                          90,000              2,000      14,000                 82,000
     Loss on Disposition of Misc Assets            19,753                         19,753
     Depreciation                                  61,465                                                61,465
                                                   ------             ------     -------                  ------

            Total expenses                      4,497,438            380,045     146,606              3,600,742

     Loss from development stage operations    (4,420,644)          (380,045)   (146,606)
(3,523,948)

     Interest Income                                7,144                                                 7,144
                                                    -----           ---------   ---------                 -----

     Net operating (loss)                      (4,413,500)          (380,045)                        (3,516,804)

     Extraordinary income (expenses)

        Restatement of prior year expenses
          resulting from write-off of
          liabilities on the Hiab Project         266,135                                               266,135
        Write-down of Hiab mining
          properties, net                      (3,477,840)                                           (3,477,840)
        Loss of Disposal of Equipment             (19,753)
        Write-off of exploration and
          development costs
          on the Hiab Project                  (4,466,157)                                           (4,466,157)
                                               ----------           ---------   --------             ----------

        Net (loss)                          $ (12,111,115)    $     (380,045)                    $  (11,194,666)
                                            =============     ==============    =======             ==============

         Net (loss) per share               $       (1.39)    $        (0.05)                    $        (1.16)
                                            =============     ==============    =======             ==============

         Weighted average shares                8,726,701          8,726,701                          6,194,988
                                                =========          =========    =======               =========


        The accompanying notes are an integral part of these statements.

                  AMERICAN SOUTHWEST HOLDINGS, INC.

                  (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDER'S EQUITY

                  September 30, 2000 and September 30, 1999


                                                                                                    Deficit
                                                                                                    Accumulated

                                                                      Additional    Common          During The
                                                 Common Stock         Paid-in       Stock           Development
                                              Shares      Amount      Capital       Subscribed      Stage           Total
                                              ------      ------      -------       ----------      -----           -----

Balance at July 28, 1995                          30,367  $     30    $             $               $               $          30

Shares issued at $.015 for services rendered   2,000,000     2,000          74,202
       76,202

Shares issued at $0.15 for cash                2,967,493     2,967         441,747
444,714

Shares subscribed - 145,000 shares @ $3.50                                                507,500
507,500

Net Loss                                                                                                 (879,868)       (879,868)
                                               --------   --------        --------        --------       --------        --------

Balance at December 31, 1995                   4,997,860  $  4,997    $    515,949  $     507,500   $
(879,868)  $     148,578

Issuance of subscribed shares                    145,000       145         507,355       (507,500)

Shares issued for cash
         604,900 shares @ $3.50                  604,900       605       2,116,545
2,117,150

         490,200 shares @ $5.00                  490,200       491       2,450,509
2,451,000

Shares subscribed at $3.50
         For cash - 85,000 shares                                                         297,500                         297,500
         For mining properties
            1,000,000 shares                                                            3,500,000                       3,500,000

         Net Loss                                                                                      (2,327,161)     (2,327,161)

Balance at December 31, 1996                   6,237,960  $  6,238    $  5,590,358  $   3,797,500   $
(3,207,029)  $   6,187,067
                                               ---------  --------    ------------  -------------   -------------       -----------

Issuance of subscribed shares                  1,085,000     1,085       3,796,415     (3,797,500)


Shares issued for cash
         370,000 shares at $2.50                 370,000       370         924,630
925,000
Shares issued for services
         498,000 shares at $.93                  498,000       498         463,183
463,681

Net (loss)                                                                                             (6,286,760)     (6,286,760)
                                               --------   --------        --------        --------       --------        --------

Balance at December 31, 1997                   8,190,960  $  8,191    $ 10,774,586  $         -     $
(9,493,789)  $   1,288,988


    The accompanying notes are an integral part of these financial statements

                        AMERICAN SOUTHWEST HOLDINGS, INC.

                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDER'S EQUITY-CONTINUED

                    September 30, 2000 and September 30, 1999


                                                                                                    Deficit
                                                                                                    Accumulated

                                                                      Additional    Common          During The
                                                 Common Stock         Paid-in       Stock           Development
                                              Shares      Amount      Capital       Subscribed      Stage           Total
                                              ------      ------      -------       ----------      -----           -----

Balance at December 31, 1997                   8,190,960  $  8,191    $ 10,774,586  $         -     $
(9,493,789)  $   1,288,988

Issuance of shares for conversion
  of debt at $.44                              1,072,990     1,073         468,897                                        469,970

Net (loss)                                                                                             (1,700,877)     (1,700,877)

Balance at December 31, 1998                   9,263,950  $  9,264    $ 11,243,483            -     $
(11,194,666)  $      58,081

Shares issued for cash
   900,000 at $.02                               900,000       900          17,100                                         18,000

Shares issued for services
   100,000 shares at $.02                        100,000       100           1,900                                          2,000

Shares issued for cash
   680,000 shares at $.10                        680,000       680          67,320                                         68,000

Net Loss                                                                                                 (237,399)       (146,604)
                                               ---------  --------    ------------  -------------        ---------       ---------

Balance at December 31, 1999                  10,943,950    10,944      11,329,803            -
(11,432,065)           (523)

Shares issued for services
    900,000 shares at $.10                       900,000       900          89,100                                         90,000

Shares issued for cash
    1,520,000 shares at $.10                   1,520,000     1,520         150,480
152,000

Net Loss                                                                                                 (129,423)       (129,423)
                                               ---------  --------    ------------  -------------        ---------       ---------

Balance at March 31, 2000                     13,363,950    13,364      11,569,383        -           (11,561,488)        112,054

                                              ==========    ======      ==========  ============       ===========        =======


    The accompanying notes are an integral part of these financial statements

                        AMERICAN SOUTHWEST HOLDINGS, INC.

                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDER'S EQUITY-CONTINUED

                    September 30, 2000 and September 30, 1999


                                                                                                    Deficit
                                                                                                    Accumulated

                                                                      Additional    Common          During The
                                                 Common Stock         Paid-in       Stock           Development
                                              Shares      Amount      Capital       Subscribed      Stage           Total
                                              ------      ------      -------       ----------      -----           -----

Net Loss                                                                                            $     (37,628)  $     (37,628)

Balance at June 30, 2000                      13,363,950    13,364      11,569,383                    (11,599,116)         74,426

Shares issued for services
  1,500,000 at $0.15 per share                 1,500,000  $  1,500    $    223,500                                  $     225,000

Shares issued for cash
  4,000,000 at $0.10                           4,000,000  $  4,000    $    396,000                                  $     400,000

Net Loss                                                                                            $    (380,045)  $    (380,045)

Balance at September 30,2000                  18,863,950  $ 18,864    $ 12,188,883                  $ (11,979,161)  $     319,381

    The accompanying notes are an integral part of these financial statements

                       AMERICAN SOUTHWEST HOLDINGS, INC.

                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

            September 30, 2000 and September 30, 1999 and cumulative

                                                    Cumulative
                                                    during             Quarter Ending     Quarter Ending
                                                    development        September 30,      September 30,
                                                    stage              2000               1999
                                                    -----              ----               ----
Net (loss)                                          $   (11,943,689)   $   (380,045)      $   (122,604)
Adjustments to reconcile net loss to net
   used in operating activities:
     Depreciation                                           136,004
     Decrease in accounts receivable                          2,422
     Amortization of organizational                         120,000           2,000             14,000
     Loss or (gain) on Asset Sales                          (19,753)
     Decrease (increase) in deposits and other assets       (60,760)        (50,000)
     Increase (decrease) in accounts payable               (917,373)
     Increase (decrease) in notes payable                (1,696,722)
     Increase (decrease) in interest payable                  7,113
                                                              -----        --------           --------

Net cash (used) by operating activit                    (14,372,758)       (428,000)          (108,604)
                                                        -----------        --------           --------

Write-off of exploration costs                            4,466,157
Write-off of machinery & office eqpt                         28,049
Purchase of property and equipment                         (931,920)                            19,752
Expenditures on mineral exploration costs                (3,283,917)
Write down of mining properties                           5,654,010
                                                          ---------         -------             ------

Net cash (used) by investing activities                   5,932,379             -               19,752
                                                          ---------         -------             ------


Sales of common stock                                     7,837,496         625,000             88,000
Common stock subscriptions received                         805,000
                                                            -------         -------             ------

Net cash provided by financing activities                 8,642,496         625,000             88,000
                                                          ---------         -------             ------

Net increase (decrease) in cash                             202,117         196,955               (852)

Cash at the beginning of period                                -              5,162                328
                                                                              -----                ---

Cash at end of period                               $       202,117    $    202,117               (524)
                                                    ===============    ============               ====

   The accompanying notes are an integral part of these financial statements

                        AMERICAN SOUTHWEST HOLDINGS, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000

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

At a special shareholders meeting held on July 28, 1995, shareholders ratified the name change of the company from Ameriserv to Namibian copper Mines, Inc. The shareholders also approved the Company entering into a Farm-In Agreement with Great Fitzroy Mines NL of Australia in order to earn a 70% equity in the Haib Agreements, the Company undertook a reverse split on the basis of 50:1 which reduced the shares held by the pre-bankruptcy shareholders to 30,367.

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

                       American Southwest Holdings, Inc..

                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000

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

                       American Southwest Holdings, Inc..

                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

         6.  Use of Estimates

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

                       American Southwest Holdings, Inc..

                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000

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

                       American Southwest Holdings, Inc..

                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000

NOTE C - DEVELOPMENT STAGE AND GOING CONCERN (CONTINUED)

         Discussions have been held with various firms during the first quarter of 2000, in regards to selling the shares of the company. These discussions have not been advantageous to the Company, and no discussions are currently in process.

         Currently the Company is engaged in the due diligence process regarding a possible project in the People's Republic of China. A letter of intent has been signed between the parties. The project is located approximately 800 KM west-southwest of Beijing in the Shaanxi Province. This project entails drilling 40 production wells in the oil fields, where reserves are estimated at 90 million tons of oil. The Company will be joint venturing with Wuhan Pengling Group Company, Limited, and would be entering into a contract with the county government of Zichang in the Shaanxi Province. The Company would have the right to drill 300 well in the onshore Yanchang field in the Zichang County, which has estimated reserves approximating 560 million barrels of oil and unspecified amounts of gas. The company will receive 80% equity in these 300 wells for the full expenditure which will be recouped out of production. The Company will also have the right to refurbish up to 2,000 of the existing government wells, with a right of equity participation in these wells. There will also be exploration rights over certain areas not previously explored in the Zichang County, which encompasses part of the Yanchang oil field.

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

                       American Southwest Holdings, Inc..

                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000

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

NOTE F - STOCK OPTION PLAN

         At the Stockholders meeting held in June, 2000, the Company authorized an employee stock option plan to benefit employees, and reward them for their performance. Currently options have been issued to two employees:
         Wangshu Liu for 100,000 shares and John Yellich for 50,000 shares.

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

Results of Operations
---------------------

     Revenues. The Company generated $0 in revenues for the three months ended September 30, 2000, versus $0 revenues for the same period in 1999. To date, the Company has not relied on revenues for funding. The Company expects to derive the majority of its funding from private sources.

     General and Administrative Expenses. During the three months ended September 30, 2000, the Company incurred $378,045 in general and administrative expenses. The total cumulative expense during the development stage is $3,457,277.

     Income. There has been no income in 1999 or 2000 and only $76,794 from July 28, 1995 to the present.

     Provision for Income Taxes. As of September 30, 2000, the Company's accumulated deficit was $4,420,644, and as a result, there has been no provision for income taxes.

     Net Income. For the three months ended September 30, 2000, the Company recorded a net loss of $380,045, or $0.05 per share. The loss of $380,045 for 2000 was primarily from bringing the Company current with accounting and reporting requirements.

Liquidity and Capital Resources
-------------------------------


         As at September 30, 2000, the Company had a cash balance of $202,116, compared to $476 as of September 30, 1999. The amounts expended were used to bring the Company current and came from private funds.

         As at September 30, 2000, the Company had $0 in accounts receivable, compared to $0 as at September 30, 1999. The Company has been nonfunctioning during this time frame.

         As at September 30, 2000, the Company had $23,530 in accounts payable and $25,000 for the period ended September 30, 1999.

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

                          PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 2.    CHANGES IN SECURITIES

         On August 1, 2000,  1,500,000 shares of common stock were issued to two
(2) individuals in exchange for services rendered at an issuance price of $0.15 per share for a total of $225,000.

         A total of 5,750,000 warrants were sold on August 14, 2000, at $.10 per share for a total of $575,000 and the proceeds were used for working capital. These warrants were sold under Regulation D, Rule 506 to several accredited investors.

         On September 14, 2000, the Company sold 1,500,000 warrants at $0.15 per share for a total of $240,000, which funds were used for working capital. The warrants were sold in reliance on Regulation D to several accredited investors.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

         On August 15, 2000, Peter Holsworth was appointed a Director of the Company and Steven Liu was named Vice President.

         On November 1, 2000, the Company filed a registration statement on form SB-2 under the Securities and Exchange Act of 1933.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     On August 18, 2000, the Company filed a report on Form 8-K. This report was filed to announce the appointments of Mr. Holsworth as Director and of Mr. Liu as Vice President. Additionally, the change in the name of the Company's accountants from AFMB, P.L.L.C. (Ashworth, Francis, Mitchell & Brazelton, P.L.L.C.) to Ashworth, Mitchell & Brazelton, P.L.L.C. was reported.


                                 SIGNATURE PAGE

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AMERICAN SOUTHWEST HOLDINGS, INC.


                                               /s/ Alan Doyle
                                               ---------------------------------
                                               Alan Doyle
                                               President

Dated: November 14, 2000