Form 10KSB
period 2000-12-31
AMERICAN SOUTHWEST HOLDINGS INC
filed 2001-04-11
CIK 1001516

FORM 10-KSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2000.

                                                  Commission file number 0-27947

                        AMERICAN SOUTHWEST HOLDINGS, INC.

DELAWARE                                             86-0800964
--------                                             ----------
(State or other jurisidiction of                     (I.R.S. Employer
incorporation or organization)                       Identification number)

C/O  13545 MILWAUKEE COURT
THORNTON, COLORADO                                   80241
------------------                                   -----
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  303-475-2929
                                                     ------------

Securities registered pursuant to Section 12 (b) of the Act.

                                                     Name of each exchange
         Title of each class                         on which registered
         -------------------                         -------------------

                                    NONE

Securities to be registered under Section 12(g) of the Act:

                                  COMMON STOCK
                                  ------------
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

Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB [X]

Based on the closing sales price of $0.07 the aggregate sales market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $ 1,320,476.50.

The number of shares outstanding of the registrant's common stock, $0.001 par value was 18,863,950 as of December 31, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-KSB                            Incorporated Document
                                                   ---------------------

                        AMERICAN SOUTHWEST HOLDINGS, INC.

                                Table of Contents

                                    Page No.

Part I.
     Item 1.      Business                                                     1
     Item 2.      Properties                                                   2
     Item 3       Legal Proceedings                                            3
     Item 4       Submission of Matters to a Vote of Security Holders          3

Part II

     Item 5       Market for Registrant's Common Equity and Related

                  Shareholder Matters                                          4
     Item 6       Selected Financial Data                                      4
     Item 7       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          5
     Item 7A      Quantitative and Qualitative Disclosures About
                  Market Risk                                                  7

     Item 8       Financial Statements and Supplementary Data                  8
     Item 9       Changes in and Disagreements with Accountants
                  On Accounting and Financial Disclosure                      28

Part III

     Item 10      Directors and Executive Officers of the Registrant          29
     Item 11      Executive Compensation                                      30
     Item 12      Security Ownership of Certain Beneficial Owners
                  And Management                                              29
     Item 13      Certain Relationships and Related Transactions              29

Part IV

     Item 14      Exhibits, Financial Statement Schedules, and Reports
                  On Form 8-K                                                 30

                                     PART I

Item 1. Business
----------------

         American Southwest Holdings, Inc., (the ACompany@) was incorporated in the state of Delaware on October 20, 1989, under the name of Cordon Corporation. On December 15, 1989, the Company merged with Cordon Corporation, a Nevada Corporation, with the Delaware entity being the surviving corporation. The Company filed for bankruptcy under Chapter 11 and on April 19, 1994, the U.S. Bankruptcy Court, Northern District of Texas, issued an order closing and finalizing the bankruptcy proceedings. Under the terms of the bankruptcy, the Company was forced to liquidate all of its assets. The proceeds were then distributed among the creditors, thereby satisfying all of the Company's outstanding debts. The Company halted operations and ceased to do business at the conclusion of the bankruptcy proceedings. The Company utilized a Afresh-start@ accounting method in its re-organization.

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

         A memorandum of intent was signed with Wuhan Pengling Group in the People's Republic of China on May 29, 2000. The Memorandum provided that Wuhan and the Company were to pursue mutual cooperation in identifying and discussing oil prospects in the Shaanxi Province and other future business opportunities per the mandate from the Central Chinese Government. We continue to discuss various business opportunities with Wuhan Pengling and other companies in China.

         John A. Yellich was appointed Vice President on June 8, 2000.

The name of the Corporation was changed from Namibian Copper Mines, Inc. to American Southwest Holdings, Inc. Articles of Amendment to effect this name change were filed with the Delaware Secretary of State on June 12, 2000 and became effective on June 13, 2000.

         Company Officers made a second trip to China in July 2000 with oil consultants to evaluate the potential of the Wuhan Pengling Group and the Yanchang oil field further.

         On August 15, 2000, Peter Holsworth was appointed a Director and Steven Liu was named Vice President.

         Company Officers made an additional trip to China in November 2000 and contacted Wuhan Pengling and Zichang County leaders, notifying them that we continued to wait on the data. We also met with natural resource companies and government leaders to discuss other investments in China. We had meetings with two of the major oil companies in China that periodically offer oil prospects for bid. Petro China, a subsidiary of China National Petroleum Corporation, and a second major oil company encouraged us to submit a letter of interest prior to our next visit to China. At this time, no contract has been signed and there is no binding obligation between us and any of these entities.

         As a result of the Company not receiving a complete set of data in more than 8 months, we have notified Wayaobao Oil Company and Zichang County in March 2001 that we have withdrawn our interest and terminated our due diligence of the Yanchang Oil field.

Item 2:  Properties
-------  ----------

         No licenses or patents are required for the Company, nor does the Company hold any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

         The Company currently operates a business office out of the offices of John A. Yellich at 13545 Milwaukee Court, Thornton, Colorado.

         The Company does not own any investments or interests in real property. There are no plans in place for the Company to make any investments.

Item 3:  Legal Proceedings
-------  -----------------

         The Company has had no legal proceedings during the past year.

Item 4: Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

         The annual Stockholder's Meeting was held June 8, 2000, in Phoenix, Arizona and the stockholders agreed to change the name of the Corporation from Namibian Copper Mines, Inc. to American Southwest Holdings, Inc. Articles of Amendment to effect this name change were filed with the Delaware Secretary of State on June 12, 2000 and became effective on June 13, 2000. At the 2000 annual meeting, the shareholders also approved the 2000 incentive stock plan.

         No other matters were submitted to a vote of security holders during the third and fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------

     American Southwest Holdings, Inc., common stock, $0.001 par value, is traded on the OTC Bulletin Board under the symbol ASWT and the following have been the High and Low prices for the times indicated:

DATE                                      HIGH              LOW
January-March 2000                        $0.070            $0.040
October-December 1999                     $0.150            $0.080
July-September1999                        $0.300            $0.130
April-June 1999                           $0.562            $0.040
January-March 1999                        $0.093            $0.030
October-December 1998                     $0.093            $0.025
July-September1998                        $0.218            $0.093
April-June 1998                           $0.312            $0.125
January-March 1998                        $0.312            $0.187
October-December 1997                     $0.500            $0.125
July-September1997                        $0.437            $0.187
April-June 1997                           $2.125            $0.875
January-March 1997                        $3.00             $1.125

     As of December 31, 2000, there were 364 registered shareholders of the Company holding a total of 18,863,950 shares of common stock. There were no dividend restrictions on the Company. Market makers who have posted bids or offers during the period were as follows: Herzog, Heine, Geduld, Inc., Paragon Capital Corporation, Hill Thompson Magid & Co. Inc., Wm. V. Frankel & Co., Incorporated, Knight Securities, Inc., Sharpe Capital, Inc., North American Institutional Brokers, and Wien Securities Corp.

     There have been no cash dividends declared on the Company's common stock for the past three years.

Item 6:  Selected Financial Data
-------  -----------------------

     None. See financial statements included as part of this filing.

Item 7:  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations
         -------------------------


Plan of Operation
-----------------

         The Company has not had any revenues from operations in the last four fiscal years. The Company has had travel expenses and due diligence fees. Monies for legal and accounting expenses were paid from funds received from the private sale of equity.

         he Company will need to raise additional funds in the next twelve months in order to continue its business plan. The amount required will depend upon the business venture.

         The Company does not expect to expend any time or money to research or develop any products. The Company does not expect to purchase equipment during the next twelve months. Additional employees will be hired as required to meet the demand based on the business venture. The Company intends to move forward with some type of business combination of natural resources or technology services in China or other areas of the world.

Item 8:  Financial Statements and Supplemental Data
-------  ------------------------------------------

         The  financial   statements  and  financial   statement  schedules  are
incorporated by reference in this report on pages F-1 through F-12.

Item 9:  Changes in and Disagreements with Accountants on Accounting on
-------  ---------------------------------------------------------------
         Accounting and Financial Disclosures
         ------------------------------------

         None

                                    Part III

Item 10:  Directors and Executive Officers of the Registrant.
--------  ---------------------------------------------------

         Alan Doyle -- Chairman, Director, President, Treasurer, Secretary Peter Holsworth -- Director
         John A. Yellich -  Vice President
         Steven Liu -- Vice President

ALAN DOYLE (Age 46). Mr. Doyle is an Economic Geology graduate with a post-Graduate diploma in Mineral Economics. Mr. Doyle set up the investment banking firm of Turnbull Doyle Resources Pty Ltd, which invested in various international mining projects. He then established Doyle Capital Partners Pty Ltd as an investment banking firm. Mr. Doyle has been the President and a Director of American Southwest Holdings, Inc. since July 1995. He was also the Chairman and Director of International Precious Metals, Inc., from March 1995 until November 1999, a Canadian corporation. Both Companies had offices in Phoenix, Arizona.

JOHN A. YELLICH (Age 56). Mr. Yellich is a Certified Professional Geologist with a degree in Geology. From 1986 to 1994, Mr. Yellich was Manager and Director of Environmental Consulting Services for Union

Pacific Company, US Pollution Control, Inc. in Boulder, Colorado. He was Manager and Director of Environmental Consulting Services for Laidlaw Environmental Services in Boulder, Colorado, from 1994 to 1997. From 1997 to 1999, Mr. Yellich was Vice President and Chief Executive Officer of International Precious Metals, Inc. a Canadian Corporation operating in Phoenix, Arizona that filed for Chapter 11 Bankruptcy protection on June 19, 1998. From 1998 to the present he has been a independent consulting geologist for various clients regarding mining-related activities and an OSHA and DOT consultant on special projects. He has also conducted training classes in OSHA and DOT regulations associated with hazardous materials. Mr. Yellich has been Vice President of American Southwest Holdings since June 2000.

PETER HOLSWORTH (Age 57). Peter Holsworth is the Director of numerous private companies involved in new product development, commodity trading, telecommunications, and property development. Mr. Holsworth is the founder and Chairman of Syntek International Pty Ltd., a private companyHe is also a member of the Institute of Chartered Accountants of Australia. In 1995 and 1996, Mr. Holsworth was involved in property development where he leased, developed, and subsequently sub-let an entire Sydney CBD building into retail. In 1997, Syntek began negotiations with the Chinese military in Beijing to obtain a telecommunications line into Australia. Other companies had previously been unsuccessful in obtaining such lines and forming any alliance with this government group. By 1998, Syntek had successfully completed negotiations and formed a company, Transglobal Exchange Pty Ltd, specifically for this purpose and was the Chairman. Syntek formed a fibre optic cabling company in Sydney in July 1999 called Yost Technologies Ltd. Yost was taken over by a public company, Triton Resources Ltd, in June 2000. During the time Mr. Holsworth was the Chairman of Yost, the company had operations in Sydney, Canberra, and Brisbane, Australia, and employed over 50 people. Mr. Holsworth also acted as a director of Sarandone Pty Ltd and as Financial Advisor to Ocean Wide Wholesalers Ptd Ltd from 1995 to 2000.

STEVEN LIU (Age 48). Mr. Liu, originally from Beijing, China, has been based in Sydney, Australia, for the last ten years. In China, he worked for the Central Government's Department of Foreign Economics and Trade. Since arriving from China, Mr. Steven Liu has more than 10 years of experience in business ventures in China supporting private western world companies and investment groups in developing projects in paper product, power plants, building construction, import and export of chemical products, machine parts, oil and the telecommunications industry. He has consulted and provided direct business support to private companies investing in China. Since 1995, Mr Liu has been a business consultant to Syntek in support to their business development in China. Mr. Liu is on assignment to us as a consultant and is reimbursed his business expenses in support of our China prospect development.

Item 11:  Executive Compensation
--------  ----------------------

                                                                 Long-Term Compensation Awards
                               Annual Compensation

                                                            Awards                      Payouts
(a)                           (b)      (c)        (d)       (e)             (f)         (g)          (h)        (i)
                                                            Other           Restricted  Securities
Name and Principal                                          Annual          Stock       Underlying   LTIP       All Other
Position                      Year     Salary($)  Bonus($)  Compensation($) Award(s)    Options/SARs Payouts($) Compensation
--------                      -----    ---------  --------  --------------  --------    ------------ ---------- -------------
Alan Doyle                    2000     -0-        -0-       $15,000         2,648,000*  -0-          -0-        -0-
President, Secretary,         1999     -0-        -0-       -0-             -0-         -0-          -0-        -0-
Treasurer, Director           1998     -0-        -0-       -0-             -0-         -0-          -0-        -0-
                              1997     -0-        -0-       -0-             -0-         -0-          -0-        -0-
John Yellich, Vice President  2000     -0-        -0-       1,000           -0-         -0-          -0-        -0-
Steven Liu, Vice President    2000     -0-        -0-       -0-             -0-         -0-          -0-        -0-
Peter Holsworth, Director     2000     -0-        -0-       -0-             3,000,000** -0-          -0-        -0-


* The securities issued to Mr. Doyle for services rendered and includes both stock and warrants. ** These securities were issued to Syntek International Pty Ltd,, a private company, of which Mr. Holsworth is Chairman and President, and include 2,000,000 warrants for shares of common stock and 1,000,000 shares of stock.

Item 12:  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

         The following table sets forth, as of December 31, 2000, the beneficial ownership of the Company's Common Stock by each person known by us to beneficially own more than 5% of our Common Stock outstanding as of such date and by our officers and directors as a group. Except as otherwise indicated, all shares are owned directly.

(1)                            (2)                        (3)                           (4)
                               Name and Address of        Amount and Nature             Percent of
Title of Class                 Beneficial Owner           Of Beneficial Ownership       Class(1)
--------------                 ----------------           -----------------------       --------
Common Stock                   Springbok Investments      2,000,000 shares of           10.60%
                                                          Common Stock

Common Stock                   Alan Doyle                 2,648,000 shares of           18.01%
                               President, Secretary,      common stock(2)
                               Treasurer, Director

Common Stock                   John Yellich               1,000 shares of                0.01%
                               Vice President             common stock

Common Stock                   Peter Holsworth            3,000,000 shares of           15.90%
                               Director                   common stock and
                                                          warrants(3)

Common Stock                   Ross Hannon                2,000,000 shares of            5.30%
                               4 The Grove                common stock and warrants (4)
                               Sydney, NSW, Australia

Common stock                   Directors and Officers     6,399,000 shares              33.92%
                               as a group (3 persons)


(1) All percentages of beneficial ownership were calculated based only upon the 28,613,950 shares and warrants if exercised and outstanding as of December 31, 2000.

(2) This amount includes 750,000 shares that Mr. Doyle has a right to acquire. The percentage of class calculation in column four indicates only shares owned and not warrants for shares.

(3) This amount includes 2,000,000 shares that can be acquired if warrants are exercised. The percentage of class calculation in column four indicates only shares owned and not warrants for shares. They are held by Syntek International Pty Ltd, of which Mr. Holsworth is Chairman and President.

(4) This amount includes 1,000,000 shares that Mr. Hannon has a right to acquire if he chooses to exercise his warrants. The percentage of class calculation in column four indicates only shares owned and not warrants for shares.

Item 13:  Certain Relationships and Related Transactions
--------  ----------------------------------------------

None of our officers or directors have been an interested party to any contract or other transaction between us and a third party. Certain of our officers and directors, however, have received stock and warrants for services instead of cash compensation. These transactions are as follows:

     1. Billie J. Allred, former officer, and director, received 100,000 shares of stock in exchange for providing us with accounting services.

     2. Alan Doyle, President and director, has received 2,648,000 shares of stock and stock warrants for his services.

     3. John Yellich, Vice President, has received 1,00 shares of stock for his services.

     4. Peter Holsworth, Director, has received 2,000,000 warrants for shares of stock for his services through his company, Syntek Resources. Mr. Holsworth is Chairman and President of Syntek. Syntek has also purchased 1,000,000 shares of stock.


Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------------------------------------------------------------------------

(a)     (1)     Financial Statements:                                       Page

          Report of Independent Public Accountants                           F-1

          Balance Sheets as of December 31, 2000 and 1999                    F-2

          Statement of Operations for the Years ended
            December 31, 2000 and 1999                                       F-4

          Statements of Stockholders' Equity for the years ended
          December 31, 2000 and 1999                                         F-5

          Statement of Cash Flows for the years ended
            December 31, 2000 and 1999                                       F-7

          Notes to Financial Statements                                      F-8

(a)       (2)     Exhibits

         The following exhibits are referenced in this report:

          Articles of Incorporation
          By-Laws

(b)       Reports on 8-K

          The Company has filed reports on Form 8-K during the previous fiscal year.


                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SOUTHWEST HOLDINGS, INC.

/s/ Alan Doyle
----------------------------------------
By Alan Doyle, Chairman &
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature                 Title                             Date
---------                 -----                             ----

/s/ Alan Doyle            President, Secretary,             April 11, 2001
--------------            Treasurer, Director               --------------
Alan Doyle

/s/ Peter Holsworth       Director                          April 5, 2001
-------------------                                         -------------
Peter Holsworth

/s/ John Yellich          Vice President                    April 3, 2001
----------------                                            -------------
John Yellich

/s/ Steven Liu            Vice President                    April 5, 2001
--------------                                              -------------
Steven Liu

                       ASHWORTH, MITCHELL, BRAZELTON, PLLC

                               4225 N. BROWN AVE.

                              SCOTTSDALE, AZ 85251

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

Board of Directors
American Southwest Holdings, Inc, (Formerly Namibian Copper Mines, Inc.)

We have audited the accompanying balance sheet of American Southwest Holdings, Inc, (formerly Namibian Copper Mines, Inc.), a Developmental Stage Company, as of December 31, 2000, and December 31, 1999, and the related statements of operations, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Southwest Holdings, Inc.(Fomerly Namibian Copper Mines, Inc.,), a Developmental Stage Company, as of December 31, 2000, December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/ ASHWORTH, MITCHELL, BRAZELTON, PLLC
Scottsdale, Arizona
March 29, 2001

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                     (Formerly Namibian Copper Mines, Inc.)
                          (A Development Stage Company)

                                  BALANCE SHEET

                           December 31, 2000, and 1999

                                     ASSETS

                                                   2000                 1999
                                                   ----                 ----
CURRENT ASSETS
     Cash                                          $     24,857         $    212

DEFERRED MINERAL EXPLORATION COSTS

PROPERTY AND EQUIPMENT (AT COST)
     Mining properties (Haib Project)
     Roads
     Machinery and equipment
     Furniture, fixtures and office equipment
                                                   -----------------------------

     Total property and equipment

     Less accumulated depreciation

                                                   -----------------------------
     Net property and equipment


OTHER ASSETS

     Organization Costs, net                                               -
     Deposits and other assets
                                                   -----------------------------

     Net other assets                                                      -
                                                   -----------------------------

     Total Assets                                  $     24,857         $    212
                                                   ============         ========




   The accompanying notes are an integral part of these financial statements.

                       AMERICAN SOUTHWEST HOLDINGS, INC.,
                     (Formerly Namibian Copper Mines, Inc.)
                          (A Development Stage Company)

                                  BALANCE SHEET

                           December 31, 2000, and 1999

LIABILITIES

                                                             2000                 1999
                                                             ----                 ----

CURRENT LIABILITIES
     Accounts Payable                                        $       151,639      $       105,530
     Notes Payable
     Interest Payable
                                                             ------------------------------------
          Total Current Liabilities                                  151,639              105,530

STOCKHOLDER'S EQUITY
     Common stock-authorized, 100,000,000 shares at
       $.001 par value; issued and outstanding, 8,190,960
       shares in 1997 and 6,237,960 in 1996                            18,864              10,944
     Stock warrants                                                    97,500
     Paid in Capital                                               12,148,882          11,329,803
     Deficit accumulated during the development stage             (12,392,028)        (11,446,065)
                                                             ------------------------------------


          Total Stockholder's Equity                                 (126,782)           (105,318)
                                                             ------------------------------------

          Total liabilities and stockholder's equity                   24,857     $           212
                                                                       ======     ===============

   The accompanying notes are an integral part of these financial statements.

    AMERICAN SOUTHWEST HOLDINGS, INC., (Formerly Namibian Copper Mines, Inc.)
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                           December 31, 2000 and 1999

                                                               Cumulative
                                                               during           Year ended       Year ended
                                                               development      December 31,     December 31,
                                                               stage            2000             1999
                                                               -----            ----             ----
Revenue
     Miscellaneous Income                                      $        76,794  $       -        $      -

Expenses
     General and Administrative                                      4,596,886        945,964         193,646
     Organizational Costs                                              120,000                         38,000
     Restatement of prior year expenses resulting
       from write-off of liabilities on the Hiab Project              (266,135)
     Write-down of Hiab mining properties, net                       3,477,840
     Loss of Disposal of Equipment                                      19,753                         19,753
     Write-off of exploration and development costs                      -
        on the Hiab Project                                          4,466,157
     Depreciation                                                       61,465
                                                                     ---------        -------         -------
          Total expenses                                            12,475,966        945,964         251,399

     Loss from development stage operations                        (12,399,172)      (945,964)       (251,399)

     Interest Income                                                     7,144
                                                                     ---------        -------         -------

     Net (loss)                                                $   (12,392,028) $    (945,964)   $   (251,399)
                                                               ===============  =============    ============

     Net (loss) per share                                      $         (1.31)                  $      (0.02)
                                                               ===============  =============    ============

     Weighted average shares                                         9,443,508                     10,103,950
                                                               ===============  =============    ============


       The accompanying notes are an integrall part of these statements.

    AMERICAN SOUTHWEST HOLDINGS, INC, (Formerly Namibian Copper Mines, Inc.)
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                           December 31, 2000 and 1999

                                                                                               Deficit
                                                                                               Accumulated
                                                                     Additional   Common       During The
                                                 Common Stock        Paid-in      Stock        Development
                                             Shares      Amount      Capital      Subscribed   Stage           Total
                                             ------      ------      -------      ----------   -----           -----
Balance at December 31, 1998                  9,263,950  $   9,264   $ 11,243,483              $ (11,194,666)  $   58,081

Shares issued for cash
   900,000 at $.02                              900,000        900         17,100                                  18,000

Shares issued for services
   100,000 shares at $.02                       100,000        100          1,900                                   2,000

Shares issued for cash
   680,000 shares at $.10                       680,000        680         67,320                                  68,000

Net Loss                                                                                            (251,399)    (251,399)
                                                -------        ---         ------   ----------      ---------    ---------

Balance at December 31, 1999                 10,943,950     10,944     11,329,803            -   (11,446,065)    (105,318)

Shares issued for services
    900,000 shares at $.10                      900,000        900         89,100                                  90,000

Warrants issued
     2,400,000 warrants at $.01                                            24,000                                  24,000

Shares Issued for cash with
     warrents attached at $.09                2,400,000      2,400        213,600                                 216,000

Shares issued for services
     1,500,000 at $0.15 per share             1,500,000      1,500        223,500                                 225,000

Shares issued for cash with warrants
      attached 1,600,000 shares at $.09
      per share                               1,600,000      1,600        142,400                                 143,800

Stock issued for cash
     1,520,000 shares at $.10 per share       1,520,000      1,520        150,480                                 152,000


Warrants issued for services rendered
     5,750,000 warrants with value of
     $.01 per warrant                                                      57,500                                  57,500


   AMERICAN SOUTHWEST HOLDINGS, INC., (Formerly Namibian Copper Mines, Inc.)

                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDER'S EQUITY-CONTINUED

                           December 31, 2000 and 1999

                                                                                               Deficit
                                                                                               Accumulated
                                                                     Additional   Common       During The
                                                 Common Stock        Paid-in      Stock        Development
                                             Shares      Amount      Capital      Subscribed   Stage           Total
                                             ------      ------      -------      ----------   -----           -----
Warrants issued with stock purchase
     1,600,000 warrants with value
     of $.01 per warrant                                                   16,000                                  16,000

Net Loss                                                                                            (945,964)    (945,964)
                                             ---------   ------        ----------   ---------      ---------     --------

Balance at December 31, 2000                 18,863,950  18,864        12,246,382      -         (12,392,028)    (126,982)



                        AMERICAN SOUTHWEST HOLDINGS, INC.
                     (Formerly Namibian Copper Mines, Inc.)

                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                           December 31, 2000 and 1999


                                                               Cumulative
                                                               during           Year ended       Year ended
                                                               development      December 31,     December 31,
                                                               stage            2000             1999
                                                               -----            ----             ----
Cash flows from operating activities
     Net (loss)                                                 $  (12,377,027) $   (945,964)    $  (251,399)
     Adjustments to reconcile net loss to net
       used in operating activities:
         Services paid by common stock                                  76,202
         Depreciation                                                   61,464
         Decrease in accounts receivable                                   760
         Amortization of organizational costs                          120,000                        38,000
         Decrease (increase) in deposits and other assets                 (760)
         Increase (decrease) in accounts payable                      (779,273)       46,109         105,529
         Increase (decrease) in notes payable                       (1,696,722)
         Increase (decrease) in interest payable                         7,113
                                                                         -----        ------         -------
         Net cash (used) by operating activities                   (14,588,243)     (899,855)       (107,870)

Cash flows from investing activities
         Write-off of exploration costs                              4,466,157
         Write-off of machinery & office eqpt                           19,753                        19,753
         Purchase of property and equipment                           (931,920)
         Expenditures on mineral exploration costs                  (3,283,917)
         Write down of mining properties                             5,654,010
                                                                     ---------       --------         -------
         Net cash (used) by investing activities                     5,924,084                        19,753
                                                                     ---------       --------         -------
Cash flows from financing activities
         Sales of common stock                                       7,884,016       924,500          88,000
         Common stock subscriptions received                           805,000
                                                                     ---------       --------         -------

         Net cash provided by financing activities                   8,689,016       924,500          88,000
                                                                     ---------       --------         -------

         Net increase (decrease) in cash                                24,857        24,645            (116)

         Cash at the beginning of period                                                 212             328
                                                                     ---------       --------         -------
         Cash at end of period                                  $       24,857        24,857     $       212


    The accompanying notes are an integral part of these financial statements

    AMERICAN SOUTHWEST HOLDINGS, INC. (Formerly Namibian Copper Mines, Inc.)

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000

American Southwest Holdings, Inc., (formerly Namibian Copper Mines, Inc.), a Development Stage Company, (the "Company") is a mineral exploration and development company whose sole purpose was to initially explore and develop the Haib Copper Project in Namibia, Africa. Currently the Company is exploring business opportunities in China in the petroleum industry, and other ventures in the United States and the world community.

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

At a special shareholders meeting held on July 28, 1995, shareholders ratified the name change of the company from Ameriserv to Namibian Copper Mines, Inc. The shareholders also approved the Company entering into a Farm-In Agreement with Great Fitzroy Mines N.L. in order to earn a 70% equity in the Haib Agreements, the Company undertook a reverse split on the basis of 50:1 which reduced the shares held by the pre-bankruptcy shareholders to 30,367.

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

The Company is party to an agreement (the "Swanson Agreement") to acquire the mining claims owned by Mr. Swanson's company, Haib Copper Co. (Pty) Limited. The total purchase consideration is $3,780,000 subject to CPI indexation. Installments totaling $427,000 has been paid to Mr. Swanson. The Swanson Agreement entitled the Company to explore the claims and carry out test mining to obtain bulk samples for feasibility studies. When the Company defaulted on their Farm-in Agreement, in 1997, their interests in the Swanson Agreement transferred to Great Fitzroy Mines, their joint-venture partner.

At the annual Stockholder's Meeting, held June 8, 2000, in Phoenix, Arizona, the stockholders agreed to change the name of the Corporation to American Southwest Holdings, Inc. They also gave the Board of Directors authority to pursue negotiations and discussions for a joint venture on the Yanchang oil project in Zichang County of Shaanxi Province and other areas in the Republic of China regarding oil and gas exploration, natural resources and technology including other regions of the world. The Company has not received adequate data from the Chinese companies associated with the projects in Zichang County of Shaanxi Province. Since this information has not been received, the Company has determined to withdraw from the Yanchang Oil project. The Company has made additional contacts with two other major oil companies in China and is considering further discussions with them. The Company is also continuing to contact regional and national firms in China and other parts of the world for potential business opportunities.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Accounting Method
     -----------------

     The Company's financial statements are prepared using United States generally accepted accounting principles with a fiscal year ending December 31.

2.   Deferred Mineral Exploration Costs and Mineral
     ----------------------------------------------

     Properties
     ----------

     Costs of acquisition and development relating to the Haib Project are capitalized on an area of interest basis.

3.   Depreciation
     ------------

     Depreciation is computed on a straight-line basis over an estimated service life of five years.

4.   Income Taxes
     ------------

     The Company has a net operating loss of approximately $12,000,000, which may be carried forward to reduce taxable income in future years through 2011. Because of the loss, no current provision for income taxes has been recorded for the year ended December 31, 2000.

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

The accompanying financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company is not yet generating revenue from mining operations and, at December 31, 1997, has accumulated a deficit from its operating activities and has incurred substantial obligations. Continuation of the Company as a going concern is dependent upon, among other things, obtaining additional capital, and achieving satisfactory levels of profitable operations. The financial statements include adjustments resulting from the default on the Farm-In Agreement with Great Fitzroy Mines N.L. and the write-down of assets relating to the Haib Project. It is unlikely the Company will continue in the mining activities associated with the Haib Project.

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

A shareholder's meeting was held on August 2, 1999. At this meeting, the shareholders approved the proposed agreements. Members authorized a corporate name change, to American Southwestern Holdings, Inc., and an 8:1 rollback of the Company's common stock subject to a 120 due diligence period.

After a further period of due diligence, the company decided not to proceed with The transaction as had been presented at the annual meeting.

Discussions have been held with various firms during the first quarter of 2000, in regards to selling the shares of the company. These discussions have not been advantageous to the Company, and no discussions are currently in process.

At the annual Stockholder's meeting held June 8, 2000, the Company discussed the prospect of entering into a joint venture agreement for a possible project in the People's Republic of China. This project was in the field of oil and gas production. Due diligence was commenced with information requested from the Chinese firms. After long delays, the information requested from the Chinese firm was not received, and the Board of Directors has withdrawn from the Yanchang project in the Zichang County of Shaanxi Province of China. Additional contacts have been made with two of the major Chinese oil companies during a subsequent trip to China. Petro China and China National Petroleum Corp. have encouraged the Company to return to China and discuss how the Company could participate in the next suite of oil development blocks that will be put up to bid by the Chinese government. The Company is also pursuing other opportunities on a regional and national basis in China and other natural resource areas of the world for investing.

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

NOTE D - DEFAULT ON FARM-IN AGREEMENT

In 1999, the Company determined that it needed to write off all its remaining fixed assets, as they we no longer owned by the Company. All machinery and office equipment were removed from the balance sheet and the loss on the disposition of these assets was noted. Expenses were recorded for the purpose of getting the Company ready to re-register its stock on the NASD Bulletin Board. The Company has successfully completed the filing of its financial information with the SEC. Accordingly, the Company is in compliance with the new NASD OTC Bulletin Board eligibility rules for continued quotation as a fully reporting company.

NOTE E - WARRANTS

At December 31, 2000, the Company has 9,750,000 outstanding warrants to be redeemed.