Form 10QSB/A
period 2000-03-30
AMERICAN SOUTHWEST HOLDINGS INC
filed 2001-05-09
CIK 1001516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

                               September 30, 2000


DOCUMENT                                PAGE NO.
Table of Contents                       2
Compilation Sheet                       3
Balance Sheet -- Assets                 4
Balance Sheet -- Liabilities            5
Statement of Operations                 6
Statement of Stockholder's Equity       7-9
Statement of Cash Flows                 10
Notes to Financial Statements           11-15

                              FINANCIAL STATEMENTS


                      ASHWORTH, MITCHELL, BRAZELTON, PLLC
                               4225 N. BROWN AVE.
                              SCOTTSDALE, AZ 85251




To the Board of Directors and Stockholders

American Southwestern Holdings, Inc., formerly Namibian Copper Mines, Inc, (a development stage company).

We have  compiled  the  accompanying  balance  sheet  of  American  Southwestern
Holdings, Inc., formerly Namibian Copper Mines, Inc.(a development state company) as of September 30, 2000, and the related statements of income and retained earnings and cash flows for the period then ended, in accordance with standards established by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and accordingly do not express an opinion or any other form of assurance on them.

/s/ Ashworth, Mitchell, Brazelton, P.L.L.C.
 Scottsdale, AZ
October 18, 2000

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                     (Formerly Namibian Copper Mines, Inc.)
                          (A Development Stage Company)
                                  BALANCE SHEET

                    September 30, 2000 and September 30, 1999


                                     ASSETS

                                                 September 30,     September 30,
                                                 2000              1999
                                                 ----              ----
CURRENT ASSETS
   Cash                                          $  202,116        $    476
                                                 ----------        --------

             Total Current Assets                   202,116             476

DEFERRED MINERAL EXPLORATION COSTS


OTHER ASSETS
   Organization Costs, net

                                                                     24,000

   Deposits and other assets
                                                    ---------        ------

   Net other assets

                                                      -              24,000
                                                 ---------           ------

   Total Assets                                  $  202,116        $ 24,476
                                                 ==========        ========




   The accompanying notes are an integral part of these financial statements.

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                     (Formerly Namibian Copper Mines, Inc.)
                          (A Development Stage Company)

                                  BALANCE SHEET

                    September 30, 2000 and September 30, 1999

                                  LIABILITIES

                                                              September 30,     September 30,
                                                              2000              1999
                                                              ----              ----

CURRENT LIABILITIES

   Accounts Payable                                           $         8,530   $      25,000
   Notes Payable
   Interest Payable

                                                              ---------------   -------------

             Total Current Liabilities                                  8,530          25,000

STOCKHOLDER'S EQUITY (DEFICIT)
   Common stock-authorized, 100,000,000 shares at
    $.001 par value; issued and outstanding, 10,943,950
    shares in 1999 and 18,863,950 in 2000                              18,864          10,944
   Paid in Capital                                                 12,188,882      11,329,802
   Deficit accumulated during the development stage               (11,431,065)    (11,194,666)
   Current Income (Loss)                                             (583,096)       (146,606)
                                                                     --------        --------

             Total Stockholder's Equity                               193,585             (526)
                                                                      -------             ----

             Total liabilities and stockholder's equity       $       202,116   $       24,474
                                                              ===============   ==============







    The accompanying notes are an integral part of these financial statements

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                     (Formerly Namibian Copper Mines, Inc.)
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                Sept. 30, 2000, and Sept. 30, 1999 and cumulative


                                                                                                                   Period from
                                                               Cumulative                                          July 28, 1995
                                                               during           Quarter Ending   Quarter Ending    through
                                                               development      September 30,    September 30,     30-Jun
                                                               stage            2000             1999              2000
                                                               -----            ----             ----              ----
     Revenue
            Miscellaneous Income                               $     76,794     $     -                            $       76,794

     Expenses
            General and Administrative                            4,219,019         428,045         112,853             3,790,974
            Organizational Costs                                    120,000                          14,000               120,000
            Loss on Disposition of Misc Assets                         -                             19,753
               Restatement of prior year expenses resulting
                from write-off of liabilities on the
                Hiab Project                                       (266,135)                                             (266,135)
               Write-down of Hiab mining properties, net          3,477,840                                             3,477,840
               Loss of Disposal of Equipment                         19,753                          19,753                19,753
               Write-off of exploration and development
                costs on the Hiab Projects                        4,466,157                                             4,466,157
            Depreciation                                             61,465                                                61,465
                                                                      -----     -----------      ----------                 -----

               Total expenses                                    12,098,099         428,045         146,606            11,670,054

               Loss from development stage operations           (12,021,305)       (428,045)       (146,606)          (11,593,260)

               Interest Income                                        7,144                                                 7,144
                                                                      -----     -----------      ----------                 -----

               Net (loss)                                      $(12,014,161)    $  (428,045)     $ (146,606)       $  (11,586,116)
                                                               ============     ===========      ==========        ==============

               Net (loss) per share                            $      (0.92)    $     (0.03)     $    (0.02)       $        (1.04)
                                                               ============     ===========      ==========        ==============

               Weighted average shares                           13,090,051      13,090,051       9,233,508            11,121,542
                                                                 ==========      ==========       =========            ==========


    The accompanying notes are an integral part of these financial statements

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                     (Formerly Namibian Copper Mines, Inc.)
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDER'S EQUITY

                    September 30, 2000 and September 30, 1999


                                                                                                         Deficit
                                                                                                         Accumulated
                                                                           Additional      Common        During The
                                                     Common Stock          Paid-in         Stock         Development
                                                Shares         Amount      Capital         Subscribed    Stage          Total
                                                ------         ------      -------         ----------    -----          -----
Balance at July 28, 1995                           30,367      $      30   $               $             $              $       30

Shares issued  for services rendered            2,000,000          2,000          74,202                                     76,202
Shares issued  for cash                         2,967,493          2,967         441,747                                     44,714
Shares subscribed - 145,000 shares @ $3.50                       507,500                                                    507,500
Net Loss                                                                                                      (879,868)    (879,868)
                                                ----------     ----------    -----------   -----------    -------------  ----------
Balance at December 31, 1995                    4,997,860      $   4,997   $     515,949   $    507,500  $    (879,868) $  148,578

Issuance of subscribed shares                     145,000            145         507,355      (507,500)

Shares issued for cash
         604,900 shares @ $3.50                   604,900            605       2,116,545                                  2,117,150
         490,200 shares @ $5.00                   490,200            491       2,450,509                                  2,451,000

Shares subscribed at $3.50
         For cash - 85,000 shares                                                297,500                                    297,500
         For mining properties
            1,000,000 shares                                                   3,500,000                                  3,500,000

         Net Loss                                                                                           (2,327,161)  (2,327,161)
                                                ----------     ----------    -----------   -----------    -------------  ----------

Balance at December 31, 1996                    6,237,960      $   6,238   $   5,590,358   $ 3,797,500   $  (3,207,029) $ 6,187,067

Issuance of subscribed shares                   1,085,000          1,085       3,796,415    (3,797,500)

Shares issued for cash
         370,000 shares at $2.50                  370,000            370         924,630                                    925,000
Shares issued for services
         498,000 shares at $.93                   498,000            498         463,183                                    463,681

Net (loss)                                                                                                  (6,286,760)  (6,286,760)
                                                ----------     ----------    -----------   -----------    -------------  ----------
Balance at December 31, 1997                    8,190,960      $   8,191   $  10,774,586   $  -          $  (9,493,789) $ 1,288,988


    The accompanying notes are an integral part of these financial statements

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                      (Formerly Namibian Copper Mines, Inc.
                         (A Developmental Stage Company)
                  STATEMENTS OF STOCKHOLDER'S EQUITY-CONTINUED

                    September 30, 2000 and September 30, 1999


                                                                                                         Deficit
                                                                                                         Accumulated
                                                                           Additional      Common        During The
                                                     Common Stock          Paid-in         Stock         Development
                                                Shares         Amount      Capital         Subscribed    Stage          Total
                                                ------         ------      -------         ----------    -----          -----
Balance at December 31, 1997                     8,190,960     $   8,191   $10,774,586     $    -        $ (9,493,789)  $ 1,288,988

Issuance of shares for conversion
  of debt at $.44                                1,072,990         1,073       468,897                        469,970

Net (loss)                                                                                   (1,700,877)   (1,700,877)
                                                 ----------      -------   -----------       -----------   ----------       --------

Balance at December 31, 1998                     9,263,950     $   9,264   $11,243,483         -         $(11,194,666)  $    58,081

Shares issued for cash
     900,000 at $.02                               900,000           900        17,100                                       18,000

Shares issued for services
     100,000 shares at $.02                        100,000           100         1,900                                        2,000

Shares issued for cash
     680,000 shares at $.10                        680,000           680        67,320                                       68,000

Net Loss                                                                                                     (236,399)     (236,399)
                                                 ----------      -------   -----------       -----------   ----------       --------

Balance at December 31, 1999                    10,943,950        10,944    11,329,803         -          (11,431,065)      (90,318)

Shares issued for services
     900,000 shares at $.10                        900,000           900        89,100                                       90,000

Shares issued for cash
     1,520,000 shares at $.10                    1,520,000         1,520       150,480                                      152,000

Net Loss                                                                                                     (155,051)     (155,051)
                                                 ----------      -------   -----------       -----------   ----------       --------

Balance at June 30, 2000                        13,363,950        13,364    11,569,383         -          (11,586,116)       (3,369)
                                                ----------        ------    ----------       -----------  -----------        ------


    The accompanying notes are an integral part of these financial statements

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                     (Formerly Namibian Copper Mines, Inc.)
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDER'S EQUITY-CONTINUED

                    September 30, 2000 and September 30, 1999




                                                                                                         Deficit
                                                                                                         Accumulated
                                                                           Additional      Common        During The
                                                     Common Stock          Paid-in         Stock         Development
                                                Shares         Amount      Capital         Subscribed    Stage          Total
                                                ------         ------      -------         ----------    -----          -----
Shares issued for services
     1,500,000 at $0.15 per share                1,500,000     $   1,500   $   223,500                                  $   225,000

Shares issued for cash
     4,000,000 at $0.10                          4,000,000     $   4,000   $   396,000                                  $   400,000

Net Loss                                                                                                 $   (428,045)  $  (428,045)
                                                ----------        ------    ----------       -----------  -----------        ------

Balance at September 30, 2000                   18,863,950     $  18,864   $12,188,883                   $(12,014,161)  $   193,585
                                                ==========     =========   ===========       =========== ============   ===========



    The accompanying notes are an integral part of these financial statements

                    AMERICAN SOUTHWEST HOLDINGS, INC.
                   (FORMERLY NAMIBIAN COPPER MINES, INC.)
                      (A Development Stage Company)

                         STATEMENT OF CASH FLOWS

                  September 30, 2000 and September 30, 1999 and cumulative


                                                                                                                     Period from
                                                            Cumulative                                               July 28, 1995
                                                            During          Quarter Ending     Quarter Ending        through
                                                            Development     September 30,      September 30,         30-Jun
                                                            stage           2000               1999                  2000
                                                            -----           ----               ----                  ----
Cash flows from operating activities
   Net (loss)                                               $(11,943,689)   $   (428,045)      $   (122,604)         $  (11,554,488)
   Adjustments to reconcile net loss to net
    used in operating activities:
      Services paid by common stock                                                                                          76,202
      Depreciation                                               136,004                                                     61,464
      Decrease in accounts receivable                              2,422                                                        760
      Amortization of organizational costs                       120,000                             14,000                 120,000
      Loss or (gain) on Asset Sales                              (19,753)                                                   (19,753)
      Decrease (increase) in deposits and other assets           (60,760)                                                      (760)
      Increase (decrease) in accounts payable                   (917,373)                                                  (888,863)
      Increase (decrease) in notes payable                    (1,696,722)                                                (1,696,722)
      Increase (decrease) in interest payable                      7,113                                                      7,113
                                                                   -----        ---------         ----------                  -----

   Net cash (used) by operating activities                   (14,372,758)       (428,045)          (108,604)            (13,895,047)
                                                             -----------        --------           --------             -----------

Cash flows from investing activities
   Write-off of exploration costs                              4,466,157                                                  4,466,157
   Write-off of machinery & office eqpt                           28,049                                                     28,049
   Purchase of property and equipment                           (931,920)                            19,752                (931,920)
   Expenditures on mineral exploration costs                  (3,283,917)                                                (3,283,917)
   Write down of mining properties                             5,654,010                                                  5,654,010
                                                               ---------        ----------          --------              ---------

   Net cash (used) by investing activities                     5,932,379              -              19,752               5,932,379
                                                               ---------                             ------               ---------

Cash flows from financing activities
   Sales of common stock                                       7,837,496         385,000             88,000               7,212,496
   Common stock subscriptions received                           805,000

   Net cash provided by financing activities                   8,642,495         385,000             88,000                805,000
                                                               ---------         -------             ------                -------

   Net increase (decrease) in cash                               202,116         (43,045)                                      212

   Cash at the beginning of period                                 -               5,162                328
                                                             -----------           -----                ---              ---------

   Cash at end of period                                    $    202,116    $    (37,883)      $        328          $         212
                                                            ============    ============       ============          =============


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

     General and Administrative Expenses. During the three months ended September 30, 2000, the Company incurred $428,045 in general and administrative expenses. The total cumulative expense during the development stage is $4,219,019.

     Income. There has been no income in 1999 or 2000 and only $76,794 from July 28, 1995 to the present.

     Provision for Income Taxes. As of September 30, 2000, the Company's accumulated deficit was $12,014,161, and as a result, there has been no provision for income taxes.

     Net Income. For the three months ended September 30, 2000, the Company recorded a net loss of $428,045, or $0.05 per share. The loss of $428,045 for 2000 was primarily fromcosts of investigation in China with pending business projects.

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

                          PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 2.    CHANGES IN SECURITIES

     On August 1, 2000, 1,500,000 shares of common stock were issued to two (2) individuals at an issuance price of $0.15 per share for a total of $225,000.

     A total of 5,750,000 warrants were issued on August 14, 2000, at an exercise price $.10 per warrant to several off-shore individuals. There was no cash received for these warrants, which are non-trading and have no value assessed to them.

     On September 14, 2000, the Company issued 1,500,000 warrants at an exercise price of $0.15 per warrant to several off-shore individuals. There was no cash received for these warrants, which were non-trading and have no value assessed to them.

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