Form 10QSB
period 2001-03-31
AMERICAN SOUTHWEST HOLDINGS INC
filed 2001-05-21
CIK 1001516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)


      X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    -----
                  SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended March 31, 2001

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
                                                              --------------


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___ -----

The number of shares of the  Registrant's  Common  Stock,  as of March 31, 2001:
18,863,950

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                    FORM 10-QSB, QUARTER ENDED MARCH 31, 2001



                                      INDEX

PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

Consolidated Balance Sheet as of March 31, 2001                                                                   5

Statement of Operations for the Quarter Ended March 31, 2001 and 2000                                             7

Statement of Stockholder's Equity                                                                                 8

Statement of Cash Flows for the Quarter Ended March 31, 2001                                                     10

Notes to Interim Consolidated Financial Statements                                                               11

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2  Management's Discussion and Analysis                                                                     16

PART II   OTHER INFORMATION

Item 1 Legal Proceedings                                                                                         17
Item 2 Changes in Securities                                                                                     17
Item 3 Defaults Upon Senior Securities                                                                           17
Item 4 Submission of Matters to a Vote of Security Holders                                                       17
Item 5 Other Information                                                                                         17
Item 6 Exhibits and Reports on Form 8-K                                                                          17

         Signatures                                                                                              17


                               4225 N. BROWN AVE.
                              SCOTTSDALE, AZ 85251
                       PHONE 480-945-0623 FAX 480-945-7717
                       ASHWORTH, MITCHELL, BRAZELTON, PLLC




                           ACCOUNTANTS' REVIEW REPORT



American Southwest Holdings, Inc., (Formerly Namibian Copper Mines, Inc.) To the Board of Directors:

We have reviewed the consolidated balance sheets of American Southwest Holdings, Inc. as of March 31, 2001 and 2000, and the related statements of income and owners equity and cash flows for the year then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of American Southwest Holdings, Inc.

A review consists principally of inquires of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.



/s/ Ashworth, Mitchell, Brazelton PLLC
--------------------------------------
May 8, 2001

    AMERICAN SOUTHWEST HOLDINGS, INC., (Formerly Namibian Copper Mines, Inc.)
                          (A Development Stage Company)

                                  BALANCE SHEET

                        MARCH 31, 2001 AND MARCH 31, 2000

                                                  ASSETS
                                                                           March 31,         March 31,
                                                                           2001              2000
                                                                           ----              ----
CURRENT ASSETS
                          Cash                                             $         4,329   $           54,829

DEFERRED MINERAL EXPLORATION COSTS

PROPERTY AND EQUIPMENT (AT COST)
                          Machinery and equipment
                          Furniture, fixtures and office equipment

                          Total property and equipment                                                      -

                          Less accumulated depreciation

                          Net property and equipment                                                        -



OTHER ASSETS
                          Organization Costs, net                                    8,000
                            Deposits and other assets
                          Net other assets                                           8,000                  -
                          Total Assets                                     $        12,329   $           54,829



   The accompanying notes are an integral part of these financial statements.

    AMERICAN SOUTHWEST HOLDINGS, INC., (Formerly Namibian Copper Mines, Inc.)
                          (A Development Stage Company)

                                  BALANCE SHEET

                        MARCH 31, 2001 AND MARCH 31, 2000


                                   LIABILITIES
                                                                           2001             2000
                                                                           ----             ----
CURRENT LIABILITIES
             Accounts Payable                                              $       165,401  $      41,570
             Notes Payable
             Interest Payable
                        Total Current Liabilities                                  165,401         41,570
STOCKHOLDER'S EQUITY
             Common stock-authorized, 100,000,000 shares at
               $.001 par value; issued and outstanding, 8,190,960
               shares in 1997 and 6,237,960 in 1996                                 18,864         13,364
             Stock warrants                                                         97,500
             Paid in Capital                                                    12,148,882     11,569,382
             Deficit accumulated during the development stage                  (12,426,319)   (11,569,487)
                        Total Stockholder's Equity                                (161,073)        13,259
                        Total liabilities and stockholder's equity                   4,328  $      54,829



   AMERICAN SOUTHWEST HOLDINGS, INC., (Formerly Namibian Copper Mines, Inc.)
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                March 31, 2000, and March 31, 1999 and cumulative


                                                                 Cumulative
                                                                 during           Quarter Ending    Quarter Ending
                                                                 development      March 31,         March 31,
                                                                 stage            2001              2000
                                                                 -----            ----              ----
Revenue
             Miscellaneous Income                                $        76,794  $          -


Expenses
             General and Administrative                                4,631,177          34,291         123,423
             Organizational Costs                                        120,000
             Restatement of prior year expenses resulting
             from write-off of liabilities on the Hiab Project          (266,135)
             Write down of Hiab mining properties, net                 3,477,840
             Loss of Disposal of Equipment                                19,753
             Write-off of exploration and development costs
             associated with Hiab Project                              4,466,157
             Depreciation                                                 61,465

              Total expenses                                          12,510,257          34,291         123,423
             Loss from development stage operations                  (12,433,463)        (34,291)       (123,423)
             Interest Income                                               7,144
             Net operating (loss)                                    (12,426,319)        (34,291)       (123,423)


             Extraordinary income (expenses)




             Net (loss)                                          $   (12,426,319) $      (34,291)   $   (123,423)



        The accompanying notes are an integral part of these statements.

    AMERICAN SOUTHWEST HOLDINGS, INC., (Formerly Namibian Copper Mines, Inc.)
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                  March 31, 2001, March 31, 2000 and cumulative


                                                                      Cumulative
                                                                      during              Quarter Ending      Quarter Ending
                                                                      development         March 31,           March 31,
                                                                      stage               2001                2000
                                                                      -----               ----                ----
Cash flows from operating activities
              Net (loss)                                              $   (12,411,318)    $       (34,291)    $    (129,423)
           Adjustments to reconcile net loss to net
                 used in operating activities:
                 Services paid by Common Stock                                 76,202
                         Depreciation                                          61,464
                Decrease in accounts receivable                                   760
                 Amortization of organizational costs                         120,000                                 6,000
                 Decrease (increase) in deposits and other assets                (760)                              (10,000)
                 Increase (decrease) in accounts payable                     (765,510)             13,763           (63,960)
                 Increase (decrease) in notes payable                      (1,696,722)
                 Increase (decrease) in interest payable                        7,113
              Net cash (used) by operating activities                     (14,608,770)            (20,528)         (197,383)
Cash flows from investing activities
              Write-off of exploration costs                                4,466,157
              Loss or (gain) on Asset Sales                                    19,753
              Purchase of property and equipment                             (931,920)
              Expenditures on mineral exploration costs                    (3,283,917)
              Write down of mining properties                               5,654,010
              Net cash (used) by investing activities                       5,924,083                  -                 -
Cash flows from financing activities
              Sales of common stock                                         7,884,016
              Common stock subscriptions received                             805,000
              Net cash provided by financing activities                     8,689,016                  -                 -
              Net increase (decrease) in cash                                   4,329             (20,528)
              Cash at the beginning of period                                       -              24,857               328
              Cash at end of period                                   $         4,329     $         4,329     $         328


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

6.   Estimated Fair Value Information

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

A shareholder's meeting was held on August 2, 1999. At this meeting, the shareholders approved the proposed agreements. Members authorized a corporate name change if the proposed purchase was made, and an 8:1 rollback of the Company's common stock subject to a 120 due diligence period.

After a further period of due diligence, the company decided not to proceed with the transaction as had been presented at the annual meeting.

Discussions have been held with various firms during the first quarter of 2000, in regards to selling the shares of the company. These discussions have not been advantageous to the Company, and no discussions are currently in process.

At the annual Stockholder's meeting held June 8, 2000, the Company discussed the prospect of entering into a joint venture agreement for a possible project in the People's Republic of China. This project was in the field of oil and gas production. Due diligence was commenced with information requested from the Chinese firms. After long delays, the information requested from the Chinese firm was not received, and the Board of Directors has withdrawn from the Yanchang project in the Zichang County of Shaanxi Province of China. Additional contacts have been made with two of the major Chinese oil companies during a subsequent trip to China. Petro China, a subsidiary of China National Petroleum Corp. has encouraged the Company to return to China and discuss how the Company could participate in the next suite of oil development blocks that will be put up to bid by the Chinese government. The Company is also pursuing other opportunities on a regional and national basis in China and other natural resource areas of the world for investing.

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

Results of Operations
---------------------

     Revenues. The Company generated $0 in revenues for the three months ended March 31, 2001, versus $0 revenues for the same period in 2000. To date, the Company has not relied on revenues for funding. The Company expects to derive its funding from private sources.

     General and Administrative Expenses. During the three months ended March 31, 2001, the Company incurred $34,291 in general and administrative expenses. The total cumulative expense during the development stage is $4,631,177. These expenses were incurred for legal, accounting and administrative expenses to maintain the good standing of the Company.

     Income. There has been no income in 2000 or 2001 and only $76,794 from July 28, 1995 to the present.

     Provision for Income Taxes. As of March 31, 2001, the Company's accumulated deficit was $12,426,319, and as a result, there has been no provision for income taxes.

     Net Income. For the three months ended March 31, 2001, the Company recorded a net loss of $34,291. The loss of $34,291 for 2001 was primarily from bringing the Company current with accounting and reporting requirements.

Liquidity and Capital Resources
-------------------------------

     As at March 31, 2001, the Company had a cash balance of $4,329, compared to $54,829 as of March 31, 2000. The amounts expended were used to bring the Company current and came from private funds.

     As at March 31, 2001, the Company had $0 in accounts receivable, compared to $0 as at March 31, 2000. The Company has been nonfunctioning during this time frame.

     As at March 31, 2001, the Company had $165,401 in accounts payable and $41,570 for the period ended March 31, 2000.

     The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to receive additional funding to meet its reporting obligations and find some form of acquisition or business combination. The Company does not have enough cash to meet its operating requirements.

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

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

None.

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

Dated: May 18, 2001