Form 10QSB/A
period 2001-03-31
AMERICAN SOUTHWEST HOLDINGS INC
filed 2001-06-06
CIK 1001516

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

DEFERRED MINERAL EXPLORATION COSTS

PROPERTY AND EQUIPMENT (AT COST)
         Machinery and equipment
         Furniture, fixtures and office equipment
                                                             ----------------------------------
         Total property and equipment                                                    -

         Less accumulated depreciation
                                                             ----------------------------------
         Net property and equipment                                                      -


OTHER ASSETS
         Organization Costs, net
         Deposits and other assets
                                                             ----------------------------------
         Net other assets                                             -                  -
                                                             ----------------------------------
         Total Assets                                        $        4,329     $        54,829



   The accompanying notes are an integral part of these financial statements.

    AMERICAN SOUTHWEST HOLDINGS, INC., (Formerly Namibian Copper Mines, Inc.)
                          (A Development Stage Company)

                                  BALANCE SHEET

                        MARCH 31, 2001 AND MARCH 31, 2000


                                   LIABILITIES

                                                             2001               2000
                                                             ----               ----
CURRENT LIABILITIES
         Accounts Payable                                    $     165,401      $        41,570
         Notes Payable
         Interest Payable
                                                             ----------------------------------

                  Total Current Liabilities                        165,401               41,570

STOCKHOLDER'S EQUITY
         Common stock-authorized, 100,000,000 shares at
           $.001 par value; issued and outstanding, 8,190,960
           shares in 1997 and 6,237,960 in 1996                     18,864               13,364
         Stock warrants                                             97,500
         Paid in Capital                                        12,148,882           11,569,382
         Deficit accumulated during the development stage      (12,426,319)         (11,569,487)
                                                               -----------          -----------


                  Total Stockholder's Equity                      (161,072)              13,259
                                                                  --------               ------

                  Total liabilities and stockholder's                4,329      $        54,829
                                                                     =====      ===============



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