Form 10QSB
period 2001-06-30
AMERICAN SOUTHWEST HOLDINGS INC
filed 2001-08-09
CIK 1001516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)


      X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    -----         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended June 30, 2001

    ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _______

Commission file number:  0-27947
                         -------

                        American Southwest Holdings, Inc.
                        ---------------------------------
             (exact name of registrant as specified in its charter)


DELAWARE                                       86-0800964
--------                                       ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


c/o John A. Yellich
-------------------
13545 Milwaukee Court, Thornton, Colorado      80241
-----------------------------------------      -----
(Address of principal executive offices)       (ZIP Code)

Registrant's telephone number, including area code:      (303) 475-2929
                                                         --------------


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      ----     ----

The number of shares of the  Registrant's  Common  Stock,  as of June 30,  2001:
13,363,950
----------

                       AMERICAN SOUTHWEST HOLDINGS, INC.
                    FORM 10-QSB, QUARTER ENDED JUNE 30, 2001



                                      INDEX

PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

Consolidated Balance Sheet as of June 30, 2001                                 5

Statement of Operations for the Quarter Ended June 30, 2001 and 2000           7

Statement of Stockholder's Equity                                              8

Statement of Cash Flows for the Quarter Ended June 30, 2001                   10

Notes to Interim Consolidated Financial Statements                            11

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2  Management's Discussion and Analysis                                  16

PART II   OTHER INFORMATION

Item 1 Legal Proceedings                                                      17
Item 2 Changes in Securities                                                  17
Item 3 Defaults Upon Senior Securities                                        17
Item 4 Submission of Matters to a Vote of Security Holders                    17
Item 5 Other Information                                                      17
Item 6 Exhibits and Reports on Form 8-K                                       17

Signatures                                                                    17

                                  REVIEW REPORT
                        AMERICAN SOUTHWEST HOLDINGS, INC.
      (Formerly Namibian Copper Mines, Inc, a developmental stage company)
                                  JUNE 30, 2001

                       ASHWORTH, MITCHELL, BRAZELTON, PLLC




                           ACCOUNTANTS' REVIEW REPORT



American Southwest Holdings, Inc., (Formerly Namibian Copper Mines, Inc.) To the Board of Directors:

We have reviewed the consolidated balance sheets of American Southwest Holdings, Inc. as of June 30, 2001 and 2000, and the related statements of income and owners equity and cash flows for the periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of American Southwest Holdings, Inc.

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











August 7, 2001


                               4225 N. BROWN AVE.
                              SCOTTSDALE, AZ 85251
                       PHONE 480-945-0623 FAX 480-945-7717

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                     (FORMERLY NAMIBIAN COPPER MINES, INC.)
                          (A Development Stage Company)

                                  BALANCE SHEET

                         June 30, 2001 and June 30, 2000


                                     ASSETS

                                                     June 30,          June 30,
                                                     2001              2000
                                                     ----              ----
CURRENT ASSETS
         Cash                                        $        (4)      $        5,161






                                                     -----------       --------------

         Total Assets                                         (4)               5,161





   The accompanying notes are an integral part of these financial statements.

                                   LIABILITIES

                                                         June 30           June 30
                                                         2001              2000
                                                         ----              ----
CURRENT LIABILITIES
     Accounts Payable                                    $       87,901    $        8,530
     Accounts Payable Stockholders                               55,975
     Accounts Payable Chairman of Board                          40,000
                                                         --------------    --------------

           Total Current Liabilities                            183,876             8,530

STOCKHOLDER'S EQUITY
     Common stock-authorized, 100,000,000 shares at
       $.001 par value; issued and outstanding, 10,943,950
       shares in 1999 and 13,363,950 in 2000                     18,864            13,364
     Stock Warrants                                              97,500
     Paid in Capital                                         12,148,882        11,569,383
     Deficit accumulated during the development stage       (12,449,127)      (11,586,116)

           Total Stockholder's Equity                          (183,880)           (3,369)
                                                         --------------    --------------

           Total liabilities and stockholder's equity    $           (4)   $        5,161
                                                         ==============    ==============







    The accompanying notes are an integral part of these financial statements

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                      (FORMERLY NAMIBIAN COPPER MINES INC.)
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                 June 30, 2001, and June 30, 2000 and cumulative

                                                                                                                   Period from
                                                            Cumulative                                             Inception
                                                            during              Quarter Ending    Quarter Ending   through
                                                            development         June 30,          June 30,         March 31,
                                                            stage               2001              2000             2001
                                                            -----               ----              ----             ----
Revenue
         Miscellaneous Income                               $       76,794      $       -                          $       76,794

Expenses
         General and Administrative                              4,653,985           22,808          31,628             4,631,177
         Organizational Costs                                      120,000                                                120,000
           Restatement of prior year expenses resulting
             from write-off of liabilities on the Hiab Project    (266,135)                                              (266,135)
            Write-down of Hiab mining properties, net            3,477,840                                              3,477,840
            Loss of Disposal of Equipment                           19,753                                                 19,753
            Write-off of exploration and development costs
              on the Hiab Project                                4,466,157                                              4,466,157
         Depreciation                                               61,465                                                 61,465
                                                               -----------           ------          ------           -----------

            Total expenses                                      12,533,065           22,808          31,628            12,510,257

         Loss from development stage operations                (12,456,271)          22,808          31,628           (12,433,463)

         Interest Income                                             7,144                                                  7,144
                                                               -----------           ------          ------           -----------

         Net (loss)                                         $  (12,449,127)     $    22,808       $  31,628        $  (12,426,319)
                                                            ==============      ===========       =========        ==============






        The accompanying notes are an integral part of these statements.

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                     (FORMERLY NAMIBIAN COPPER MINES, INC.)
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                         JUNE 30, 2001 AND JUNE 30, 2000

                                                                                                      Deficit
                                                                                                      Accumulated
                                                                         Additional    Common         During The
                                                 Common Stock            Paid-in       Stock          Development
                                                 Shares       Amount     Capital       Subscribed     Stage           Total
                                                 ------       ------     -------       ----------     -----           -----
Balance at July 28, 1995                             30,367   $     30   $             $              $               $        30

Shares issued for services rendered               2,000,000      2,000         74,202                                      76,202
Shares issued for cash                            2,967,493      2,967        441,747                                     444,714
Shares subscribed - 145,000 shares @ $3.50                                                  507,500                       507,500
Net Loss                                                                                                   (879,868)     (879,868)
                                                  ---------   --------   ------------  ------------   -------------   -----------

Balance at December 31, 1995                      4,997,860   $  4,997   $    515,949  $    507,500   $    (879,868)  $   148,578

Issuance of subscribed shares                       145,000        145        507,355      (507,500)

Shares issued for cash
         604,900 shares @ $3.50                     604,900        605      2,116,545                                   2,117,150
         490,200 shares @ $5.00                     490,200        491      2,450,509                                   2,451,000

Shares subscribed at $3.50
         For cash - 85,000 shares                                                           297,500                       297,500
         For mining properties
          1,000,000 shares                                                                3,500,000                     3,500,000

         Net Loss                                                                                        (2,327,161)   (2,327,161)
                                                  ---------   --------   ------------  ------------   -------------   -----------

Balance at December 31, 1996                      6,237,960   $  6,238   $  5,590,358  $  3,797,500   $  (3,207,029   $ 6,187,067

Issuance of subscribed shares                     1,085,000      1,085      3,796,415    (3,797,500)

Shares issued for cash
         370,000 shares at $2.50                    370,000        370        924,630                                     925,000

Shares issued for services
         498,000 shares at $.93                     498,000        498        463,183                                     463,681

Net (loss)                                                                                               (6,286,760)   (6,286,760)
                                                  ---------   --------   ------------  ------------   -------------   -----------

Balance at December 31, 1997                      8,190,960   $  8,191   $ 10,774,586  $       -      $  (9,493,789)  $ 1,288,988


    The accompanying notes are an integral part of these financial statements

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                     (FORMERLY NAMIBIAN COPPER MINES, INC.)
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDER'S EQUITY-CONTINUED

                         JUNE 30, 2001 and JUNE 30, 2000

                                                                                                      Deficit
                                                                                                      Accumulated
                                                                         Additional    Common         During The
                                                 Common Stock            Paid-in       Stock          Development
                                                 Shares       Amount     Capital       Subscribed     Stage           Total
                                                 ------       ------     -------       ----------     -----           -----
Balance at December 31, 1997                      8,190,960   $  8,191   $ 10,774,586  $              $  (9,493,789   $ 1,288,988

Issuance of shares for conversion
  of debt at $.44                                 1,072,990      1,073        468,897                                     469,970

Net (loss)                                                                                               (1,700,877)   (1,700,877)
                                                  ---------   --------   ------------   ----------    -------------   -----------
Balance at December 31, 1998                      9,263,950   $  9,264   $ 11,243,483     -           $ (11,194,666)  $    58,081

Shares issued for cash
   900,000 at $.02                                  900,000        900         17,100                                      18,000

Shares issued for services
   100,000 shares at $.02                           100,000        100          1,900                                       2,000

Shares issued for cash
   680,000 shares at $.10                           680,000        680         67,320                                      68,000

Net Loss                                                                                                   (251,399)     (251,399)
                                                  ---------   --------   ------------   ----------    -------------   -----------

Balance at December 31, 1999                     10,943,950     10,944     11,329,803      -            (11,446,065      (105,318)

Shares issued for services
    900,000 shares at $.10                               90        900         89,100                                      90,000

Warrants issued
     2,4000,000 warrants at $0.01                                              24,000                                      24,000

Shares issued for cash with
     warrants attached at $0.09                   2,400,000      2,400        213,600                                     216,000

Shares issued for services
     1,500,000at $0.15 per share                  1,500,000      1,500        223,500                                     225,000

Shares issued for cash with warrants
     attached 1,600,000 shares at $0              1,600,000      1,600        142,400                                     144,000

Shares issued for cash
    1,520,000 shares at $.1                       1,520,000      1,520        150,480                                     152,000

Warrants issued for services rendered
     5,750,000 warrants with value of
     $0.01 per warrant                                                         57,500                                      57,500

Warrants issued with stock purchase
     1,600,000 warrants with value of
     $0.01 per warrant                                                         16,000                                      16,000

Net Loss                                                                                                   (945,964)     (945,964)
                                                  ---------   --------   ------------   ----------    -------------   -----------

Balance at December 31, 2000                     18,863,950     18,864         12,246                   (12,392,029      (126,782)

Net Loss                                                                                                    (57,098)      (57,098)
                                                  ---------   --------   ------------   ----------    -------------   -----------

Balance at June 30, 2001                         18,863,950     18,864     12,246,383                   (12,449,127)     (183,880)
                                                 ==========     ======     ==========   ==========      ===========      ========


    The accompanying notes are an integral part of these financial statements

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                     (FORMERLY NAMIBIAN COPPER MINES, INC.)
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                 June 30, 2001 and June 30, 2000 and cumulative

                                                      Accumulated
                                                      during                                                     Period from
                                                      development                                                July 28, 1995
                                                      stage                Quarter Ending       Quarter Ending   through
                                                      July 28, 1995 -      June 30,             June 30,         March 31,
                                                      June 30, 2001        2001                 2000             2001
                                                      -------------        ----                 ----             ----
Cash flows from operating activities
         Net (loss)                                     (12,449,127)       $ (22,808)           $   (31,628)     $  (12,426,319)
         Adjustments to reconcile net loss to net
            used in operating activities:
              Services paid by common stock                 914,383                                                     914,383
              Depreciation                                   61,464                                                      61,464
              Decrease in accounts receivable                   760                                                         760
              Amortization of organizational costs          120,000                                                     120,000
              Loss or (gain) on Asset Sales                  19,753                                                      19,753
              Decrease (increase) in deposits
                       and other assets                        (760)                                                       (760)
              Increase (decrease) in accounts payable      (732,034)          18,475                (18,040)           (750,509)
              Increase (decrease) in notes payable       (1,696,722)                                                 (1,696,722)
              Increase (decrease) in interest payable         7,113                                                       7,113
                                                        -----------           ------                -------         -----------

         Net cash (used) by operating activies          (13,755,170)          (4,333)               (49,668)        (13,750,837)
                                                        -----------           ------                -------         -----------

Cash flows from investing activities
         Write-off of exploration costs                   4,466,157                                                   4,466,157
         Purchase of property and equipment                (931,920)                                                   (931,920)
         Expenditures on mineral exploration costs       (3,283,917)                                                 (3,283,917)
         Write down of mining properties                  5,654,010                                                   5,654,010
                                                        -----------           ------                -------         -----------

         Net cash (used) by investing activi              5,904,330                                    -              5,904,330
                                                        -----------           ------                -------         -----------

Cash flows from financing activities
         Sales of common stock                            7,045,835                                                   7,884,016
         Common stock subscriptions received                805,000                                                     805,000
                                                        -----------           ------                -------         -----------

         Net cash provided by financing activities        7,850,835                                    -              8,689,016
                                                        -----------           ------                -------         -----------

         Net increase (decrease) in cash                         (4)          (4,333)               (49,668)              4,329

         Cash at the beginning of period                     -                 4,329                 54,829
                                                        -----------           ------                -------         -----------

         Cash at end of period                        $                    $      (4)           $     5,161      $        4,329
                                                      ==============       ==========            ===========      ==============

    The accompanying notes are an integral part of these financial statements

           AMERICAN SOUTHWEST HOLDINGS, INC. (Formerly Namibian Copper
                                  Mines, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2001


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

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

     1.   Accounting Method
     ----------------------

     The Company's financial statements are prepared using United States generally accepted accounting principles with a fiscal year ending December 31.

     2.   Deferred Mineral Exploration Costs and Mineral Properties
     --------------------------------------------------------------

     Costs of acquisition and development relating to the Haib Project are capitalized on an area of interest basis.

     3.   Depreciation
     -----------------

     Depreciation is computed on a straight-line basis over an estimated service life of five years.

     4.   Income Taxes
     -----------------

     The Company has a net operating loss of approximately $12,000,000, which may be carried forward to reduce taxable income in future years through 2011. Because of the loss, no current provision for income taxes has been recorded for the period ended June 30, 2001.

---------------------------------------------------------------

     5.   Foreign Currency Transactions
     ----------------------------------

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

     6.   Use of Estimates
     ---------------------

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

     6.   Estimated Fair Value Information
     -------------------------------------

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

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

                                      Cash

The carrying value amount approximates fair value.

                                  Notes Payable

Fair value can not be determined due to the Company's lack of credit history.

NOTE B- DEVELOPMENT STAGE AND GOING CONCERN
-------------------------------------------

Since July 28, 1995, the Company has been in the development stage and its principal activities have consisted of raising capital, obtaining property or exploration rights and conducting exploratory operations in anticipation of completing a feasibility study on the Haib Copper Project.

The accompanying financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company is not yet generating revenue from mining operations and, at March 31, 2001, has accumulated a deficit from its operating activities and has incurred substantial obligations. Continuation of the Company as a going concern is dependent upon, among other things, obtaining additional capital, and achieving satisfactory levels of profitable operations. The financial statements include adjustments resulting from the default on the Farm-In Agreement with Great Fitzroy Mines N.L. and the write-down of assets relating to the Haib Project. It is unlikely the Company will continue in the mining activities associated with the Haib Project.

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

A shareholder's meeting was held on August 2, 1999. At this meeting, the shareholders approved the proposed agreements. Members authorized a corporate name change if the proposed purchase was made, and an 8:1 rollback of the Company's common stock subject to a 120 day due diligence period.

After a further period of due diligence, the company decided not to proceed with the transaction as had been presented at the annual meeting.

--------------------------------------------------------

Discussions have been held with various firms during the year 2000 and the first and second quarters of 2001, in regards to selling the shares of the company. These discussions have not been advantageous to the Company, and no discussions are currently in process.

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

NOTE C - DEFAULT ON FARM-IN AGREEMENT
-------------------------------------

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

NOTE C - DEFAULT ON FARM-IN AGREEMENT
-------------------------------------

In 1999, the Company determined that it needed to write off all its remaining fixed assets, as they we no longer owned by the Company. All machinery and office equipment were removed from the balance sheet and the loss on the disposition of these assets was noted. Expenses were recorded for the purpose of getting the Company ready to re-register its stock on the NASD Bulletin Board.. Accordingly, the Company is in compliance with the new NASD OTC Bulletin Board eligibility rules for continued quotation as a fully reporting company.

NOTE D - WARRANTS
-----------------

At December 31, 2000, the Company has 9,750,000 outstanding warrants to be redeemed. These warrants were issued in conjunction with stock issued, and expire June 30, 2002. The warrants have a value of $0.01 per share and are noted on the Balance sheet. These warrants give the holder the right to purchase one share of stock for $0.15 at any time before expiration.

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

Results of Operations
---------------------

     Revenues. The Company generated $0 in revenues for the three months ended June 30 2001, versus $0 revenues for the same period in 2000. To date, the Company has not relied on revenues for funding. The Company expects to derive its funding from private sources.

     General and Administrative Expenses. During the three months ended June 30, 2001, the Company incurred $22,808 in general and administrative expenses. The total cumulative expense during the development stage is $4,653,985. These expenses were incurred for legal, accounting and administrative expenses to maintain the good standing of the Company.

     Income. There has been no income in 2000 or 2001 and only $76,794 from July 28, 1995 to the present.

     Provision for Income Taxes. As of June 30, 2001, the Company's accumulated deficit was $12,449,127, and as a result, there has been no provision for income taxes.

     Net Income. For the three months ended June 30, 2001, the Company recorded a net loss of $22,808. The loss of $22,808 for 2001 was primarily from bringing the Company current with accounting and reporting requirements.

Liquidity and Capital Resources
-------------------------------

     As at June 30, 2001, the Company had a cash balance of $(4), compared to $5,161 as of June 30, 2000. The amounts expended were used to bring the Company current and came from private funds.

     As at June 30, 2001, the Company had $0 in accounts receivable, compared to $0 as at June 30, 2000. The Company has been nonfunctioning during this time frame.

     As at June 30, 2001, the Company had $87,901 in accounts payable and $8,530 for the period ended June 30, 2000.

     The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to receive additional funding to meet its reporting obligations and find some form of acquisition or business combination. The Company does not have enough cash to meet its operating requirements and has no business plan.

     The Company may raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. The Company may seek access to the private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms.

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

                                               AMERICAN SOUTHWEST HOLDINGS, INC.

                                               /s/ Alan Doyle
                                               --------------
                                               Alan Doyle
                                               President, Director

Dated: August 9, 2001