Form 10QSB/A
period 2001-06-30
AMERICAN SOUTHWEST HOLDINGS INC
filed 2001-08-10
CIK 1001516

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

The number of shares of the  Registrant's  Common  Stock,  as of June 30,  2001:
18,863,950
----------

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











August 7, 2001


                               4225 N. BROWN AVE.
                              SCOTTSDALE, AZ 85251
                       PHONE 480-945-0623 FAX 480-945-7717

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                     (FORMERLY NAMIBIAN COPPER MINES, INC.)
                          (A Development Stage Company)

                                  BALANCE SHEET

                         June 30, 2001 and June 30, 2000


                                     ASSETS

                                                     June 30,          June 30,
                                                     2001              2000
                                                     ----              ----
CURRENT ASSETS
         Cash                                        $        (4)      $        5,161






                                                     -----------       --------------

         Total Assets                                         (4)               5,161





   The accompanying notes are an integral part of these financial statements.

                                   LIABILITIES

                                                         June 30           June 30
                                                         2001              2000
                                                         ----              ----
CURRENT LIABILITIES
     Accounts Payable                                    $       87,901    $        8,530
     Accounts Payable Stockholders                               55,975
     Accounts Payable Chairman of Board                          40,000
                                                         --------------    --------------

           Total Current Liabilities                            183,876             8,530

STOCKHOLDER'S EQUITY
     Common stock-authorized, 100,000,000 shares at
       $.001 par value; issued and outstanding, 13,363,950
       shares in 1999 and 18,863,950 in 2000                     18,864            13,364
     Stock Warrants                                              97,500
     Paid in Capital                                         12,148,882        11,569,383
     Deficit accumulated during the development stage       (12,449,127)      (11,586,116)

           Total Stockholder's Equity                          (183,880)           (3,369)
                                                         --------------    --------------

           Total liabilities and stockholder's equity    $           (4)   $        5,161
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