Form 10QSB
period 2001-09-30
AMERICAN SOUTHWEST HOLDINGS INC
filed 2001-11-19
CIK 1001516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)


      X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    -----
                  SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 2001

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
                                                        --------------


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----

The number of shares of the Registrant's Common Stock, as of September 30, 2001:
18,863,950

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                    FORM 10-QSB, QUARTER ENDED JUNE 30, 2001



                                      INDEX

PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

Consolidated Balance Sheet as of September 30, 2001                            4

Statement of Operations for the Quarter Ended September 30, 2001 and 2000      6

Statement of Stockholder's Equity                                              7

Statement of Cash Flows for the Quarter Ended September 30, 2001               9

Notes to Interim Consolidated Financial Statements                            10

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2  Management's Discussion and Analysis                                  16

PART II   OTHER INFORMATION

Item 1 Legal Proceedings                                                      17
Item 2 Changes in Securities                                                  17
Item 3 Defaults Upon Senior Securities                                        17
Item 4 Submission of Matters to a Vote of Security Holders                    17
Item 5 Other Information                                                      17
Item 6 Exhibits and Reports on Form 8-K                                       17

         Signatures                                                           17

                                  REVIEW REPORT
                        AMERICAN SOUTHWEST HOLDINGS, INC.
      (Formerly Namibian Copper Mines, Inc, a developmental stage company)
                               September 30, 2001

                       ASHWORTH, MITCHELL, BRAZELTON, PLLC




                           ACCOUNTANTS' REVIEW REPORT



American Southwest Holdings, Inc., (Formerly Namibian Copper Mines, Inc.) To the Board of Directors:

We have reviewed the consolidated balance sheets of American Southwest Holdings, Inc. as of September 30, 2001 and 2000, and the related statements of income and owners equity and cash flows for the periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of American Southwest Holdings, Inc.

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











November 14, 2001

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                     (Formerly Namibian Copper Mines, Inc.)
                          (A Development Stage Company)
                                  BALANCE SHEET

                    September 30, 2001 and September 30, 2000


                                     ASSETS

                                            September 30,     September 30,
                                            2001              2000
                                            ----              ----
CURRENT ASSETS

         Cash                               $           (4)   $     202,116
                                            -------------------------------

             Total Current Assets                                   202,116

         Total Assets                       $                 $     202,116
                                            ===============================




   The accompanying notes are an integral part of these financial statements.

                        AMERICAN SOUTHWEST HOLDINGS, INC.

                     (Formerly Namibian Copper Mines, Inc.)
                          (A Development Stage Company)
                                  BALANCE SHEET
                    September 30, 2001 and September 30, 2000


                           LIABILITIES

                                                                       September 30      September 30
                                                                       2001              2000
                                                                       ----              ----
CURRENT LIABILITIES

         Accounts Payable                                              $       186,358   $           8,530
         Notes Payable
         Interest Payable
                                                                       ---------------   -----------------
                  Total Current Liabilities                                    186,358               8,530

STOCKHOLDER'S EQUITY
         Common stock-authorized, 100,000,000 shares at
           $.001 par value; issued and outstanding, 10,943,950
           shares in 1999 and 18,863,950 in 2000                                18,864              18,864
         Paid in Capital                                                    12,148,882          12,188,882
         Stock Warrants                                                         97,500
         Deficit accumulated during the development stage                  (12,392,028)        (11,431,065)
         Current Income (Loss)                                                 (59,580)           (583,096)
                                                                               --------           ---------

                  Total Stockholder's Equity                                  (186,362)            193,585
                                                                              --------             -------

                  Total liabilities and stockholder's equity           $            (4)  $         202,114
                                                                       ===============   =================







    The accompanying notes are an integral part of these financial statements

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                     (Formerly Namibian Copper Mines, Inc.)
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                Sept. 30, 2001, and Sept. 30, 2000 and cumulative


                                                                                                                       Period from
                                                                  Cumulative                                           July 28, 1995
                                                                  during            Quarter Ending    Quarter Ending   through
                                                                  development       September  30,    September 30,    September 30,
                                                                  stage             2001              2000             2001
Revenue
         Miscellaneous Income                                     $         76      $         -                        $     76,794

Expenses
         General and Administrative                                  4,656,467            2,482            428,045        4,653,985
         Organizational Costs                                          120,000                                              120,000
         Loss on Disposition of Misc Assets                                  -
           Restatement of prior year expenses resulting                      -
             from write-off of liabilities on the Hiab project        (266,135)                                            (266,135)
            Write-down of Hiab mining properties, net                3,477,840                                            3,477,840
            Loss of Disposal of Equipment                               19,753                                               19,753
            Write-off of exploration and development                          -
              on the Hiab Project                                    4,466,157                                            4,466,157
         Depreciation                                                   61,465                                               61,465
                                                                        ------            ------           -------           -------

            Total expenses                                          12,535,546            2,482            428,045       12,533,064

         Loss from development stage operations                    (12,458,752)          (2,482)          (428,045)     (12,456,270)

         Interest Income                                                 7,144                               7,144
                                                                        ------            ------           -------           -------

         Net (loss)                                               $(12,451,608)     $                 $   (428,045)    $(12,449,126)
                                                                  ============      ================  =============     ============

         Net (loss) per share                                     $      (0.95)     $     (0.00)      $                $      (1.12)
                                                                  ============      ================  =============     ============

         Weighted average shares                                    13,090,051       13,090,051                          11,121,542
                                                                  ============      ================  =============     ============




        The accompanying notes are an integral part of these statements.

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                     (FORMERLY NAMIBIAN COPPER MINES, INC.)
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDER'S EQUITY
            SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000 (Cumulative)

                                                                                                     Deficit
                                                                                                     Accumulated
                                                                      Additional     Common          During The
                                               Common Stock           Paid-in        Stock           Development
                                             Shares      Amount       Capital        Subscribed      Stage             Total
Balance at July 28, 1995                         30,367  $      30    $              $               $                 $         30
Shares issued for services rendered           2,000,000      2,000           74,202                                          76,202
Shares issued for cash                        2,967,493      2,967          441,747                                         444,714
Shares subscribed - 145,000 shares @ $3.50                                               507,500                            507,500
Net Loss                                                                                                  (879,868)        (879,868)
                                              ---------  ---------    -------------  -----------     -------------     ------------

Balance at December 31, 1995                  4,997,860  $   4,997    $     515,949  $   507,500     $    (879,868)    $    148,578

Issuance of subscribed shares                   145,000        145          507,355     (507,500)

Shares issued for cash
         604,900 shares @ $3.50                 604,900        605        2,116,545                      2,117,150
         490,200 shares @ $5.00                 490,200        491        2,450,509                      2,451,000

Shares subscribed at $3.50
         For cash - 85,000 shares                                                        297,500                            297,500
         For mining properties
            1,000,000 shares                                                           3,500,000                          3,500,000

         Net Loss                                                                                       (2,327,161)      (2,327,161)
                                              ---------  ---------    -------------  -----------     -------------     ------------

Balance at December 31, 1996                  6,237,960  $   6,238    $   5,590,358  $ 3,797,500     $  (3,207,029)    $  6,187,067

Issuance of subscribed shares                 1,085,000      1,085        3,796,415   (3,797,500)


Shares issued for cash
         370,000 shares at $2.50                370,000        370          924,630                        925,000
Shares issued for services
         498,000 shares at $.93                 498,000        498          463,183                        463,681

Net (loss)                                                                            (6,286,760)       (6,286,760)
                                              ---------  ---------    -------------  -----------     -------------     ------------

Balance at December 31, 1997                  8,190,960  $   8,191    $  10,774,586  $         -     $  (9,493,789)    $  1,288,988


    The accompanying notes are an integral part of these financial statements

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                     (FORMERLY NAMIBIAN COPPER MINES, INC.)
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDER'S EQUITY-CONTINUED
            SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000 (Cumulative)

                                                                                                     Deficit
                                                                                                     Accumulated
                                                                      Additional     Common          During The
                                               Common Stock           Paid-in        Stock           Development
                                             Shares      Amount       Capital        Subscribed      Stage             Total
Balance at December 31, 1997                  8,190,960  $   8,191    $  10,774,586  $         -     $  (9,493,789)    $  1,288,988

Issuance of shares for conversion
  of debt at $.44                             1,072,990      1,073          468,897                        469,970

Net (loss)                                                                            (1,700,877)       (1,700,877)
                                              ---------  ---------    -------------  -----------     -------------     ------------

Balance at December 31, 1998                  9,263,950  $   9,264    $  11,243,483            -     $ (11,194,666)    $     58,081

Shares issued for cash
   900,000 at $.02                              900,000        900           17,100                                          18,000

Shares issued for services
   100,000 shares at $.02                       100,000        100            1,900                                           2,000

Shares issued for cash
   680,000 shares at $.10                       680,000        680           67,320                                          68,000

Net Loss                                                                                                  (251,399)        (251,399)
                                              ---------  ---------    -------------  -----------     -------------     ------------

Balance at December 31, 1999                 10,943,950     10,944       11,329,803            -       (11,446,065)        (105,318)

Shares issued for services
    900,000 shares at $.10                      900,000        900           89,100                                          90,000

Warrants issued
     2,4000,000 warrants at $0.01                                            24,000                                          24,000

Shares issued for cash with
     warrants attached at $                   2,400,000      2,400          213,600                                         216,000

Shares issued for services
     1,500,000at $0.15 per share              1,500,000      1,500          223,500                                         225,000

Shares issued for cash with warrants
     attached 1,600,000 shares at $0          1,600,000      1,600          142,400                                         144,000

Shares issued for cash
    1,520,000 shares at $.10                  1,520,000      1,520          150,480                                         152,000

Warrants issued for services rendered
     5,750,000 warrants with value of
     $0.01 per warrant                                                       57,500                                          57,500

Warrants issued with stock purchase
     1,600,000 warrants with value of
     $0.01 per warrant                                                       16,000                                          16,000

Net Loss                                                                                                  (945,964)        (945,964)
                                              ---------  ---------    -------------  -----------     -------------     ------------

Balance at December 31, 2000                 18,863,950     18,864       12,246,383            -       (12,392,028)        (126,782)

Net Loss                                                                                                   (59,580)         (59,580)
                                              ---------  ---------    -------------  -----------     -------------     ------------
Balance as of September 30, 2001             18,863,950     18,864       12,246,383                    (12,451,608)        (186,362)
                                             ==========     ======       ==========  ===========       ============    =============


    The accompanying notes are an integral part of these financial statements

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                     (FORMERLY NAMIBIAN COPPER MINES, INC.)
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
            September 30, 2001 and September 30, 2000 and cumulative

                                                                                                                       Period from
                                                                  Cumulative                                           July 28, 1995
                                                                  during            Quarter Ending    Quarter Ending   through
                                                                  development       September  30,    September 30,    September 30,
                                                                  stage             2001              2000             2001
Cash flows from operating activities
         Net (loss)                                               $ (12,451,608)    $       (2,482)   $     (428,045)  $(12,449,127)
         Adjustments to reconcile net loss to net
          used in operating activities:
              Services paid by common stock                             914,383                                             914,383
              Depreciation                                               61,464                                              61,464
              Decrease in accounts receivable                               760                                                 760
              Amortization of organizational                            120,000                                             120,000
              Loss or (gain) on Asset Sales                              19,753                                              19,753
              Decrease (increase) in deposits and other assets             (760)                                               (760)
              Increase (decrease) in accounts payable                  (729,552)             2,482                         (732,034)
              Increase (decrease) in notes payable                   (1,696,722)                                         (1,696,722)
              Increase (decrease) in interest payable                     7,113                                               7,113
                                                                    -----------              -----          --------    -----------

         Net cash (used) by operating activities                   (13,755,169)                 -          (428,045)   (13,755,170)
                                                                    -----------              -----          --------    -----------

Cash flows from investing activities
         Write-off of exploration costs                               4,466,157                                           4,466,157
         Purchase of property and equipment                            (931,920)                                           (931,920)
         Expenditures on mineral exploration costs                   (3,283,917)                                         (3,283,917)
         Write down of mining properties                              5,654,010                                           5,654,010
                                                                    -----------              -----          --------    -----------
         Net cash (used) by investing activities                      5,904,330                                           5,904,330
                                                                    -----------              -----          --------    -----------

Cash flows from financing activities
         Sales of common stock                                        7,045,835                              385,000      7,045,835
         Common stock subscriptions received                            805,000                                             805,000
                                                                    -----------              -----          --------    -----------

         Net cash provided by financing activities                    7,850,835                              385,000      7,850,835
                                                                    -----------              -----          --------    -----------

         Net increase (decrease) in cash                                     (4)                             (43,045)            (4)

         Cash at the beginning of period                                                        (4)            5,162
                                                                    -----------              -----          --------    -----------

         Cash at end of period                                    $          (4)    $           (4)   $      (37,883)  $         (4)
                                                                  =============     ==============    ==============   ============

    The accompanying notes are an integral part of these financial statements

           AMERICAN SOUTHWEST HOLDINGS, INC. (Formerly Namibian Copper
                                  Mines, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2001


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

The Company was incorporated in the state of Delaware on October 20, 1989, under the name of Cordon Corporation and subsequently changed its name to Ameriserv Financial Corporation ("Ameriserv"). On April 19, 1994, bankruptcy proceedings for Ameriserv were finalized in the US Bankruptcy Court, Northern District of Texas. Under the terms of the reorganization plan, Ameriserv was forced to liquidate all of its assets and the proceeds were distributed among the creditors, thereby satisfying all of Ameriserv's outstanding debts. Ameriserv ceased operations at the conclusion of the bankruptcy proceedings.

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

     The accompanying financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company is not yet generating revenue from mining operations and, at September 30, 2001, has accumulated a deficit from its operating activities and has incurred substantial obligations. Continuation of the Company as a going concern is dependent upon, among other things, obtaining additional capital, and achieving satisfactory levels of profitable operations. The financial statements include adjustments resulting from the default on the Farm-In Agreement with Great Fitzroy Mines N.L. and the write-down of assets relating to the Haib Project. It is unlikely the Company will continue in the mining activities associated with the Haib Project.

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

Results of Operations
---------------------

     Revenues. The Company generated $0 in revenues for the three months ended September 30, 2001, versus $0 revenues for the same period in 2000. To date, the Company has not relied on revenues for funding. The Company expects to derive its funding from private sources.

     General and Administrative Expenses. During the three months ended September 30, 2001, the Company incurred $2,482 in general and administrative expenses. The total cumulative expense during the development stage is $4,656,467. These expenses were incurred for legal, accounting and administrative expenses to maintain the good standing of the Company.

     Income. There has been no income in 2000 or 2001 and only $76,794 from July 28, 1995 to the present.

     Provision for Income Taxes. As of September 30, 2001, the Company's accumulated deficit was $12,449,127, and as a result, there has been no provision for income taxes.

     Net Income. For the three months ended September 30, 2001, the Company recorded a net loss of $0.

Liquidity and Capital Resources
-------------------------------

     As at September 30, 2001, the Company had a cash balance of $0, compared to $202,116 as of September 30, 2000. The amounts expended were used to bring the Company current and came from private funds.

     As at September 30, 2001, the Company had $0 in accounts receivable, compared to $0 as at September 30, 2000. The Company has been non-functioning during this time frame.

     As at September 30, 2001, the Company had $186,358 in accounts payable and $8,530 for the period ended September 30, 2000.

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


                                               AMERICAN SOUTHWEST HOLDINGS, INC.


                                               /s/ Alan Doyle
                                               ---------------------------------
                                               Alan Doyle
                                               President

Dated: November  19, 2001