Form 10KSB
period 2001-12-31
AMERICAN SOUTHWEST HOLDINGS INC
filed 2002-05-22
CIK 1001516

FORM 10-KSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     for the fiscal year ended December 31, 2001.

Commission file number

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                        ---------------------------------

DELAWARE                                                    86-0800964
--------                                                    ----------
(State or other jurisidiction of                        (I.R.S. Employer
incorporation or organization)                         Identification number)

C/O  13545 MILWAUKEE COURT
THORNTON, COLORADO                                           80241
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

         Yes __X__  No ____

Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB [X]

Based on the closing sales price of $0.07 the aggregate sales market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $ 1,320,476.50 .

The number of shares outstanding of the registrant's common stock, $0.001 par value was 18,863,950 as of December 31, 2001.

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                                Table of Contents

                                                                                             Page No.
                                                                                             --------
Part I.
     Item 1.      Business                                                                       1
     Item 2.      Properties                                                                     2
     Item 3       Legal Proceedings                                                              3
     Item 4       Submission of Matters to a Vote of Security Holders                            3

Part II
     Item 5       Market for Registrant's Common Equity and Related
                  Shareholder Matters                                                            4
     Item 6       Selected Financial Data                                                        4
     Item 7       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            5
     Item 7A      Quantitative and Qualitative Disclosures About
                  Market Risk                                                                    7
     Item 8       Financial Statements and Supplementary Data                                    8
     Item 9       Changes in and Disagreements with Accountants
                  On Accounting and Financial Disclosure                                         21

Part III
     Item 10      Directors and Executive Officers of the Registrant                             22
     Item 11      Executive Compensation                                                         23
     Item 12      Security Ownership of Certain Beneficial Owners
                  And Management                                                                 23
     Item 13      Certain Relationships and Related Transactions                                 23

Part IV
     Item 14      Exhibits, Financial Statement Schedules, and Reports
                  On Form 8-K                                                                    24


                                     PART I

Item 1. Business

     American Southwest Holdings, Inc., (the "Company") was incorporated in the state of Delaware on October 20, 1989, under the name of Cordon Corporation. On December 15, 1989, the Company merged with Cordon Corporation, a Nevada Corporation, with the Delaware entity being the surviving corporation. The Company filed for bankruptcy under Chapter 11 and on April 19, 1994, the U.S. Bankruptcy Court, Northern District of Texas, issued an order closing and finalizing the bankruptcy proceedings. Under the terms of the bankruptcy, the Company was forced to liquidate all of its assets. The proceeds were then distributed among the creditors, thereby satisfying all of the Company's outstanding debts. The Company halted operations and ceased to do business at the conclusion of the bankruptcy proceedings. The Company utilized a Afresh-start@ accounting method in its re-organization.

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

     Company Officers made a second trip to China in July 2000 with oil consultants to evaluate the potential of the Wuhan Pengling Group and the Yanchang oil field further. We have notified Wayaobao Oil Company adnd Zichang County March 2001 that we have withdrawn out interest and terminated our due diligence of the Yanchange Oil field. The project is not being pursued at this time.

     Since the Company has terminated its relationship with Wayaobao Oil Company and Zichang County in China in March of 2001, they have been assessing other business opportunities throughout the world. As of this date, no favorable opportunity has been presented to them. They are researching other opportunities as they are presented.

         On August 15, 2000, Peter Holsworth was appointed a Director and Steven Liu was named Vice President.

Item 2:  Properties

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

Item 4: Submission of Matters to a Vote of Security Holders

     No other matters were submitted to a vote of security holders during the fiscal year covered by this report.

                                     PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters.

     American Southwest Holdings, Inc., common stock, $0.001 par value, is traded on the OTC Bulletin Board under the symbol ASWT and the following have been the High and Low prices for the times indicated:

DATE                                              HIGH                          LOW
----                                              ----                          ---
October-December 2001                             $0.020                        $0.020
July-September 2001                               $0.020                        $0.020
April-June 2001                                   $0.040                        $0.020
January-March 2001                                $0.070                        $0.040
October-December 2000                             $0.150                        $0.070
July-September 2000                               $0.375                        $0.070
April-June 2000                                   $0.625                        $0.100
January-March 2000                                $0.070                        $0.040
October-December 1999                             $0.150                        $0.080
July-September1999                                $0.300                        $0.130
April-June 1999                                   $0.562                        $0.040
January-March 1999                                $0.093                        $0.030
October-December 1998                             $0.093                        $0.025
July-September1998                                $0.218                        $0.093
April-June 1998                                   $0.312                        $0.125
January-March 1998                                $0.312                        $0.187


     As of December 31, 2001, there were 18,863,950 shares of common stock of the Company outstanding. There were no dividend restrictions on the Company. Market makers who have posted bids or offers during the period were as follows:
Herzog, Heine, Geduld, Inc., Paragon Capital Corporation, Hill Thompson Magid & Co. Inc., Wm. V. Frankel & Co., Incorporated, Knight Securities, Inc., Sharpe Capital, Inc., North American Institutional Brokers, and Wien Securities Corp.

     There have been no cash dividends declared on the Company's common stock for the past three years.

Item 6:  Selected Financial Data

     See financial statements included as part of this filing.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations


Plan of Operation
-----------------

     The Company has not had any revenues from operations in the last five fiscal years. The Company has had travel expenses and due diligence fees. Monies for legal and accounting expenses were paid from funds received from the private sale of equity.

     The Company will need to raise additional funds in the next twelve months in order to continue its business plan. The amount required will depend upon the business venture.

     The Company does not expect to expend any time or money to research or develop any products. The Company does not expect to purchase equipment during the next twelve months. Additional employees will be hired as required to meet the demand based on the business venture. The Company intends on moving forward with some type of business combination.

Item 8:  Financial Statements and Supplemental Data

                       ASHWORTH, MITCHELL, BRAZELTON PLLC
                               4225 N. BROWN AVE.
                              SCOTTSDALE, AZ 85251



To  The Board of Directors
American Southwest Holdings (formerly Namibian Copper Mines, Inc)

We have audited the accompanying balance sheet of American Southwest Holdings, Inc. (formerly Namibian Copper Mines, Inc.), a Developmental State Company, as of December 31, 2001 and 2000 and the related statements of operations and owner's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Ng to the outcome of this situation. responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also included assessing the accounting principles used and significant estimates made by management., as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Southwest Holdings, Inc, (Formerly Namibian Copper Mines, Inc.,) a Developmental Stage Company, as of December 31, 2001, December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note C of the financial statements, this company is still in its development stage, and the statements are prepared based upon the assumption that the company will continue as a going concern. The company is still in the exploration/feasibility stage of its development and is not yet generating revenue, and as shown in the financial statements, has incurred losses in its development stage. The financial statements do not include any adjustments relating to the outcome of the this situation.

/s/ Ashworth, Mitchell, Brazelton, PLLC
---------------------------------------
Ashworth, Mitchell, Brazelton, PLLC
May 15, 2002

    AMERIAN SOUTHWEST HOLDINGS, INC. (Formerly Namibian Copper Mines, Inc.)
                         (A Development Stage Company)

                                 BALANCE SHEET

                           December 31, 2001, and 200

                                     ASSETS

                                                        2001            2000
                                                        ----            ----
CURRENT ASSETS
    Cash                                                $       (4)     $     24,857

    Total Assets                                        $       (4)     $     24,857


   The accompanying notes are an integral part of these financial statements.

    AMERICAN SOUTHWEST HOLDINGS, INC. (Formerly Namibian Copper Mines, Inc.)
                         (A Development Stage Company)

                                 BALANCE SHEET

                          December 31, 2001, and 2000


                                  LIABILITIES

                                                        2001            2000
                                                        ----            ----
CURRENT LIABILITIES
    Accounts Payable                                    $   187,386     $    151,639

        Total Current Liabilities                           187,386          151,639

STOCKHOLDERS' EQUITY
    Common stock - authorized, 100,000,000
      shares at $.001 par value; issued and
      outstanding, 18,863,950 shares in
      2000 and 18,863,960 in 2001                            18,864           18,864
    Stock warrants                                           97,500           97,500
    Paid in Capital                                      12,148,882       12,148,882
    Deficit accumulated during development
      stage                                             (12,452,636)     (12,392,029)

       Total Stockholders' Equity                          (187,359)        (126,783)

       Total liabilities and stockholders' equity       $        (4)    $     24,856


   The accompanying notes are an integral part of these financial statements.

    AMERICAN SOUTHWEST HOLDINGS, INC. (Formerly Namibian Copper Mines, Inc.)
                          (A Development Stage Company)

                            STATEMENT OF OPERATIONS

                           December 31, 2001 and 2000



                                                                Cumulative
                                                                during          Year ended      Year ended
                                                                development     December 31,    December 31,
                                                                stage           2001            2000
                                                                -----           ----            ----
Revenue
        Miscellaneous Income                                    $       76,794  $           -   $          -

Expenses
        General and Administrative                                   4,657,494         60,608        945,964
        Organizational Costs                                           120,000
          Restatement of prior year expenses resulting
            from write-off liabilities on the Hiab Project            (266,135)
          Write-down of Hiab mining properties, net                  3,477,840
          Loss of Disposal of Equipment                                 19,753
          Write-off of exploration and development costs
            on the Hiab Project                                      4,466,157
        Depreciation                                                    61,465

        Total expenses                                              12,536,574         60,608        945,964

        Loss from development stage operations                     (12,459,780)      (945,964)      (945,964)

        Interest Income                                                  7,144

        Net (loss)                                              $  (12,452,636) $   (945,964)   $   (945,964)

        Net (loss) per share                                    $        (0.66)                 $      (0.05)

        Weighted average shares                                     18,863,950                    18,863,950


   The accompanying notes are an integral part of these financial statements.

    AMERICAN SOUTHWEST HOLDINGS, INC. (Formerly Namibian Copper Mines, Inc.)
                         (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                           December 31, 2001 and 2000


                                                                                                          Deficit
                                                                                                          Accumulated
                                                                          Additional      Common          During the
                                                  Common Stock            Paid-In         Stock           Development
                                             Shares          Amount       Capital         Subscribed      Stage          Total
                                             ------          ------       -------         ----------      -----          -----
Balance at December 31, 1998                   9,263,950     $    9,264   $ 11,243,483                    $ (11,194,666) $   58,081

Shares issued for cash 900,000 at $.02           900,000            900         17,100                                       18,000

Shares issued for services
  100,000 shares at $.02                         100,000            100          1,900                                        2,000

Shares issued for cash
  680,000 shares at $.10                         680,000            680         67,320                                       68,000

Net Loss                                                                                                       (251,399)   (251,399)

Balance at December 31, 1999                  10,943,950         10,944     11,329,803                      (11,446,065)   (105,318)

Shares issued for services
  900,000 shares at $.10                         900,000            900         89,100                                       90,000

Shares issued for cash with
  warrants attached at $.09                    2,400,000          2,400        213,600                                      216,000

Shares issued for services
  1,500,000 sat $0.15 per share                1,500,000          1,500        223,500                                      225,000

Shares issed for cash with warrants
  attached 1,600,000 shares at $.09
  per share                                    1,600,000          1,600        142,400                                      143,800

Stock issued for cash
  1,520,000 shares at $.10 per share           1,520,000          1,520        150,480                                      152,000

Warrants issued for services rendered
  5,750,000 warrants with value of
  $.01 per warrant                                                              57,500                                       57,500


   The accompanying notes are an integral part of these financial statements.

    AMERICAN SOUTHWEST HOLDINGS, INC. (Formerly Namibian Copper Mines, Inc.)
                         (A Development Stage Company)

                  STATEMENTS FO STOCKHOLDER'S EQUITY-CONTINUED

                           December 31, 2001 and 2000


                                                                                                          Deficit
                                                                                                          Accumulated
                                                                          Additional      Common          During the
                                                  Common Stock            Paid-In         Stock           Development
                                             Shares          Amount       Capital         Subscribed      Stage          Total
                                             ------          ------       -------         ----------      -----          -----
Warrants issued with stock purchase
  1,600,000 warrants with value
  of $.01 per warrant                                                         16,000                                          16,000

Net Loss                                                                                                     (945,964)     (945,964)

Balance at December 31, 2000                 18,863,950       18,864      12,246,382                      (12,392,028)     (126,982)

Net Loss                                                                                                      (60,608)     (120,663)

Balance at December 31, 2001                 18,863,950       18,864      12,246,382                      (12,452,636)     (247,645)


   The accompanying notes are an integral part of these financial statements.

    AMERICAN SOUTHWEST HOLDINGS, INC. (Formerly Namibian Copper Mines, Inc.)
                         (A Development Stage Company)

                            STATEMENT OF CASH FLOWS
                           December 31, 2001 and 2000

                                                        Cumulative
                                                        During          Year Ended      Year Ended
                                                        Development     December 31,    December 31,
                                                        Stage           2001            2000
                                                        -----           ----            ----
Cash flows from operating activities
    Net (loss)                                          $ (12,437,636)  $     (60,608)  $    (945,964)
    Adjustments to reconcile net loss to net
      used in operating activities:
        Services paid by common stock                          76,202
        Depreciation                                           61,464
        Decrease in accounts receivable                           760
        Amortization of organizational costs                  120,000
        Decrease(increase) in deposits and other assets          (760)
        Increase(decrease) in accounts payable               (743,526)         35,747          46,109
        Increase(decrease) in notes payable                (1,696,722)
        Increase(decrease) in interest payable                  7,113

   Net cash (used) by operating activities                (14,613,104)                       (899,855)

Cash flows from investing activities
   Write-ff of exploration costs                            4,466,157
   Write-off of machinery & office equipment                   19,753
   Purchase of property and equipment                        (931,920)
   Expenditures on mineral exploration costs               (3,283,917)
   Write down of mining properties                          5,654,010

   Net cash (used) by investing activities                  5,924,083

Cash flows from financing activities
   Sales of common stock                                    7,884,016                         924,500
   Common stock subscriptions received                        805,000

   Net cash provided by financing activities                8,689,016                         924,500

   Net increase(decrease) in cash                                  (4)        (24,861)         24,645

   Cash at the beginning of period                                             24,857             212

   Cash at end of period                                $          (4)  $          (4)  $      24,857


   The accompanying notes are an integral part of these financial statements.

    AMERICAN SOUTHWEST HOLDINGS, INC. (Formerly Namibian Copper Mines, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2001


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

4.   Income Taxes

     The Company has a net operating loss of approximately $12,000,000, which may be carried forward to reduce taxable income in future years through 2011. Because of the loss, no current provision for income taxes has been recorded for the year ended December 31, 2001.

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

NOTE E - WARRANTS

At December 31, 2001, the Company has 9,750,000 outstanding warrants to be redeemed.

Item 9:  Changes  in  and  Disagreements   with  Accountants  on  Accounting  on
         Accounting and Financial Disclosures

     None

                                    Part III

Item 10:  Directors and Executive Officers of the Registrant.

Alan Doyle -- Chairman, Director, President, Treasurer, Secretary
Peter Holsworth -- Director

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

PETER HOLSWORTH (Age 57). Peter Holsworth is the Director of numerous private companies involved in new product development, commodity trading, telecommunications, and property development. Mr. Holsworth is the founder and Chairman of Syntek International Pty Ltd., a private company. He is also a member of the Institute of Chartered Accountants of Australia. In 1995 and 1996, Mr. Holsworth was involved in property development where he leased, developed, and subsequently sub-let an entire Sydney CBD building into retail. In 1997, Syntek began negotiations with the Chinese military in Beijing to obtain a telecommunications line into Australia. Other companies had previously been unsuccessful in obtaining such lines and forming any alliance with this government group. By 1998, Syntek had successfully completed negotiations and formed a company, Transglobal Exchange Pty Ltd, specifically for this purpose and was the Chairman. Syntek formed a fibre optic cabling company in Sydney in July 1999 called Yost Technologies Ltd. Yost was taken over by a public company, Triton Resources Ltd, in June 2000. During the time Mr. Holsworth was the Chairman of Yost, the company had operations in Sydney, Canberra, and Brisbane, Australia, and employed over 50 people. Mr. Holsworth also acted as a director of Sarandone Pty Ltd and as Financial Advisor to Ocean Wide Wholesalers Ptd Ltd from 1995 to 2000.

Item 11:  Executive Compensation

                                                          Long-Term Compensation Awards
                   Annual Compensation                      Awards              Payouts
                                                    Other            Restricted   Securities
Name and Principal                                  Annual           Stock        Underlying      LTIP         All Other
Position              Year     Salary($)  Bonus($)  Compensation($)  Award(s)     Options/SARs    Payouts($)   Compensation
--------              ----     ---------  --------  ---------------  --------     ------------    ----------   ------------
Alan Doyle            2000     -0-        -0-       $15,000          2,648,000*    -0-             -0-          -0-
President, Secretary, 1999     -0-        -0-       -0-              -0-           -0-             -0-          -0-
Treasurer, Director   1998     -0-        -0-       -0-              -0-           -0-             -0-          -0-
Peter Holsworth
Director              2000     -0-        -0-       -0-              3,000,000**   -0-             -0-          -0-


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

                               Name and Address of         Amount and Nature               Percent of
Title of Class                 Beneficial Owner            Of Beneficial Ownership         Class(1)
--------------                 ----------------            -----------------------         --------
Common Stock                   Springbok Investments       2,000,000 shares of              10.60%
                                                           Common Stock

Common Stock                   Alan Doyle                  2,648,000 shares of              18.01%
                               President, Secretary,       common stock(2)
                               Treasurer, Director

Common Stock                   Peter Holsworth             3,000,000 shares of              15.90%
                               Director                    common stock and
                                                           warrants(3)

Common Stock                   Ross Hannon                 2,000,000 shares of               5.30%
                               4 The Grove                 common stock and
                               Sydney, NSW, Australia      warrants (4)

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

2. Peter Holsworth, Director, has received 2,000,000 warrants for shares of stock for his services through his company, Syntek Resources. Mr. Holsworth is Chairman and President of Syntek. Syntek has also purchased 1,000,000 shares of stock.


Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

None.


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