Form 10QSB
period 2002-03-31
AMERICAN SOUTHWEST HOLDINGS INC
filed 2002-05-24
CIK 1001516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)


X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended March 31, 2002

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
                                                          --------------


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares of the  Registrant's  Common  Stock,  as of March 31, 2002:
18,863,950

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                    FORM 10-QSB, QUARTER ENDED MARCH 31, 2002


                                      INDEX

PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

Consolidated Balance Sheet as of March 31, 2002                                                                   4

Statement of Operations for the Quarter Ended March 31, 2002 and 2001                                             6

Statement of Stockholder's Equity                                                                                 7

Statement of Cash Flows for the Quarter Ended March 31, 2002                                                      9

Notes to Interim Consolidated Financial Statements                                                               10

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2  Management's Discussion and Analysis                                                                     16

PART II   OTHER INFORMATION

Item 1 Legal Proceedings                                                                                         17
Item 2 Changes in Securities                                                                                     17
Item 3 Defaults Upon Senior Securities                                                                           17
Item 4 Submission of Matters to a Vote of Security Holders                                                       17
Item 5 Other Information                                                                                         17
Item 6 Exhibits and Reports on Form 8-K                                                                          17

         Signatures                                                                                              17


                       ASHWORTH, MITCHELL, BRAZELTON PLLC
                               4225 N. BROWN AVE.
                              SCOTTSDALE, AZ 85251



To  The Board of Directors
American Southwest Holdings (formerly Namibian Copper Mines, Inc)

We have reviewed the balance sheet of American Southwest Holdings, Inc, (Formerly Namibian Copper Mines, Inc.), a Developmental Stage Company, as of March 31, 2002 and 2001, and the related statements of income, owner's equity, and cash flows for the periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of American Southwest Holdings, Inc.

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

/s/ Ashworth, Mitchell, Brazelton, PLLC
---------------------------------------
Ashworth, Mitchell, Brazelton, PLLC
May 15, 2002

    AMERIAN SOUTHWEST HOLDINGS, INC. (Formerly Namibian Copper Mines, Inc.)
                         (A Development Stage Company)

                                 BALANCE SHEET

                            March 31, 2002, and 2001

                                     ASSETS

                                                        2002            2001
                                                        ----            ----
CURRENT ASSETS
    Cash                                                $       (4)     $      4,329

    Total Assets                                        $       (4)     $      4,329


   The accompanying notes are an integral part of these financial statements.

    AMERICAN SOUTHWEST HOLDINGS, INC. (Formerly Namibian Copper Mines, Inc.)
                         (A Development Stage Company)

                                 BALANCE SHEET

                            March 31, 2002, and 2001


                                  LIABILITIES

                                                        2002            2001
                                                        ----            ----
CURRENT LIABILITIES
    Accounts Payable                                    $   187,386     $    165,401

        Total Current Liabilities                           187,386          165,401

STOCKHOLDERS' EQUITY
    Common stock - authorized, 100,000,000
      shares at $.001 par value; issued and
      outstanding, 18,863,950 shares in
      2000 and 18,863,960 in 2001                            18,864           18,864
    Stock warrants                                           97,500           97,500
    Paid in Capital                                      12,148,882       12,148,882
    Deficit accumulated during development
      stage                                             (12,452,636)     (12,426,320)

       Total Stockholders' Equity                          (187,390)        (161,073)

       Total liabilities and stockholders' equity       $        (4)    $      4,329


   The accompanying notes are an integral part of these financial statements.

    AMERICAN SOUTHWEST HOLDINGS, INC. (Formerly Namibian Copper Mines, Inc.)
                          (A Development Stage Company)

                            STATEMENT OF OPERATIONS

                             March 31, 2002 and 2001



                                                                Cumulative
                                                                during          Year ended      Year ended
                                                                development     March 31,       March 31,
                                                                stage           2002            2001
                                                                -----           ----            ----
Revenue
        Miscellaneous Income                                    $       76,794  $           -   $          -

Expenses
        General and Administrative                                   4,657,494                        34,291
        Organizational Costs                                           120,000
          Restatement of prior year expenses resulting
            from write-off liabilities on the Hiab Project            (266,135)
          Write-down of Hiab mining properties, net                  3,477,840
          Loss of Disposal of Equipment                                 19,753
          Write-off of exploration and development costs
            on the Hiab Project                                      4,466,157
        Depreciation                                                    61,465

        Total expenses                                              12,536,574              -         34,291

        Loss from development stage operations                     (12,459,780)             -        (34,291)

        Interest Income                                                  7,144

        Net (loss)                                              $  (12,452,636) $           -   $    (34,291)

        Net (loss) per share                                    $        (0.66)                 $      (0.00)

        Weighted average shares                                     18,863,950                    18,863,950


   The accompanying notes are an integral part of these financial statements.

    AMERICAN SOUTHWEST HOLDINGS, INC. (Formerly Namibian Copper Mines, Inc.)
                         (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                             March 31, 2002 and 2001


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

    AMERICAN SOUTHWEST HOLDINGS, INC. (Formerly Namibian Copper Mines, Inc.)
                         (A Development Stage Company)

                  STATEMENTS FO STOCKHOLDER'S EQUITY-CONTINUED

                           March 31, 2002 and 2001


                                                                                                          Deficit
                                                                                                          Accumulated
                                                                          Additional      Common          During the
                                                  Common Stock            Paid-In         Stock           Development
                                             Shares          Amount       Capital         Subscribed      Stage          Total
                                             ------          ------       -------         ----------      -----          -----
Warrants issued with stock purchase
  1,600,000 warrants with value
  of $.01 per warrant                                                         16,000                                         16,000

Net Loss                                                                                                     (945,964)     (945,964)

Balance at December 31, 2000                 18,863,950       18,864      12,246,382                      (12,392,028)     (126,982)

Net Loss                                                                                                      (60,608)     (120,663)

Balance at December 31, 2001                 18,863,950       18,864      12,246,382                      (12,452,636)     (247,645)

Net Loss

Balance at March 31, 2002                    18,863,950       18,864      12,246,382                      (12,452,636)     (187,590)


   The accompanying notes are an integral part of these financial statements.

    AMERICAN SOUTHWEST HOLDINGS, INC. (Formerly Namibian Copper Mines, Inc.)
                         (A Development Stage Company)

                            STATEMENT OF CASH FLOWS
                             March 31, 2002 and 2001

                                                        Cumulative
                                                        During          Year Ended      Year Ended
                                                        Development     December 31,    December 31,
                                                        Stage           2001            2000
                                                        -----           ----            ----
Cash flows from operating activities
    Net (loss)                                          $ (12,437,636)  $           -   $     (34,291)
    Adjustments to reconcile net loss to net
      used in operating activities:
        Services paid by common stock                          76,202
        Depreciation                                           61,464
        Decrease in accounts receivable                           760
        Amortization of organizational costs                  120,000
        Decrease(increase) in deposits and other assets          (760)
        Increase(decrease) in accounts payable               (743,526)              -          13,763
        Increase(decrease) in notes payable                (1,696,722)
        Increase(decrease) in interest payable                  7,113

   Net cash (used) by operating activities                (14,613,104)                        (20,528)

Cash flows from investing activities
   Write-ff of exploration costs                            4,466,157
   Write-off of machinery & office equipment                   19,753
   Purchase of property and equipment                        (931,920)
   Expenditures on mineral exploration costs               (3,283,917)
   Write down of mining properties                          5,654,010

   Net cash (used) by investing activities                  5,924,083

Cash flows from financing activities
   Sales of common stock                                    7,884,016                               -
   Common stock subscriptions received                        805,000

   Net cash provided by financing activities                8,689,016                               -

   Net increase(decrease) in cash                                  (4)              -         (20,528)

   Cash at the beginning of period                                                 (4)         24,756

   Cash at end of period                                $          (4)  $          (4)  $       4,228


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN SOUTHWEST HOLDINGS, INC
                     (Formerly Namibian Copper Mines, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002


American Southwest Holdings, Inc., (formerly Namiban Copper Mines, Inc,), a Development Stage Company, (the "Company"), is a mineral exploration and development company whose sole purpose was to initially explore and develop the Hiab Copper Project in Namibia, Africa. Currently the Company is exploring business opportunities in China in the petroleum industry, and other ventures in the United States and world community.

The Company was incorporated in the state of Delaware on October 20, 1989, under the name of Cordon Corporation and subsequently changed its name to Ameriserv Financial Corporation ("Ameriserv"). On April 19, 1994, bankruptcy proceedings for Ameriserv were finalized in the US Bankruptcy Court, Northern District of Texas. Under the terms of the reorganization plan, Ameriserv was forced to liquidate all of its assets and proceeds were distributed among the creditors, thereby satisfying all of Ameriserv's outstanding debts. Ameriserv ceased operations at the conclusion of the bankruptcy proceedings.

At a special shareholder's meeting held on July 28, 1995, shareholders ratified the name change of the company from Ameriserv to Namibian Copper Mines, Inc. The shareholders also approved the Company entering into a Farm-In Agreement with Great Fitzroy mines N.L. in order to earn a 70% equity in the Hiab Agreements, the Company undertook a reverse split on the basis of 50:1 which reduced the shares held by the pre-bankruptcy shareholders to 30,367.

In July 1995, a private placement of the Company's common stock was undertaken in order to fund preliminary work on the Hiab Copper Project, provide working capital to the Company, and to enable the company to undertake more substantial capital raising in the future. Seed capital was raised which resulted in 2,967,493 fully paid shares being issued. As compensation for services rendered in conjunction with the private placement, the Company issued 1,502,000 shares to two entities: such shares were recorded at their par value.

The Company issued Peter Prentice and Alan Doyle, directors of the Company, 249,000 fully paid shares each as compensation for services rendered; such shares were recorded at the private placement price of $0.15 per share, with a corresponding charge to expenses.

The Company is party to an agreement (the "Swanson Agreement") to acquire mining claims owned by Mr. Swanson's company, Haib Copper Co., (Pty) Limited. The purchase consideration is $3,780,000 subject to the CPI indexation. Installments totaling $427,000 has been paid to Mr. Swanson. The Swanson Agreement entitled the Company to explore the claims and carry out mining to obtain bulk samples. When the Company defaulted on their Farm-in Agreement, their interests in the Swanson Agreement transferred to Great Fitzroy Mines, their joint-venture partner.

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

Discussions have been held with various firms during 2001 in regards to selling the shares of the company. These discussions have not been advantageous to the Company, and no discussions are currently in process.

In 2001 and early 2001 the Company was engaged in the due diligence process regarding a possible project in the People's Republic of China. A letter of intent had been signed between the parties. The project was located approximately 800 KM west-southwest of Beijing in the Shaanxi Province. This project entailed drilling 40 production wells in the oil fields, where reserves are estimated at 90 million tons of oil. The Company would be joint venturing with Wuhan Pengling Group Company, Limited, and would be entering into a contract with the county government of Zichang in the Shaanxi Province. The Company would have the right to drill 300 well in the onshore Yanchang field in the Zichang County, which has estimated reserves approximating 560 million barrels of oil and unspecified amounts of gas. The company would receive 80% equity in these 300 wells for the full expenditure which would be recouped out of production. The Company would also have the right to refurbish up to 2,000 of the existing government wells, with a right of equity participation in these wells. There were also exploration rights over certain areas not previously explored in the Zichang county, which encompasses part of the Yanchang oil field.

Further discussions have not been made on the matter with China and all negotiations have been teminated. At the present time the Company is still having discussions with various firms in regard to selling the shares of the company. These discussions have not been adventageous to the Company, and discussions continue with new firms as they are located.

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

Results of Operations
---------------------

     Revenues. The Company generated $0 in revenues for the three months ended March 31, 2002, versus $0 revenues for the same period in 2000. To date, the Company has not relied on revenues for funding. The Company expects to derive its funding from private sources.

     General and Administrative Expenses. During the three months ended March 31, 2002, the Company incurred $2,482 in general and administrative expenses. The total cumulative expense during the development stage is $4,656,467. These expenses were incurred for legal, accounting and administrative expenses to maintain the good standing of the Company.

     Income. There has been no income in 2001 or 2002 and only $76,794 from July 28, 1995 to the present.

     Provision for Income Taxes. As of March 31, 2002, the Company's accumulated deficit was $12,449,127, and as a result, there has been no provision for income taxes.

     Net Income. For the three months ended March 31, 2002, the Company recorded a net loss of $0.

Liquidity and Capital Resources
-------------------------------

     As at March 31, 2002, the Company had a cash balance of $0, compared to $202,116 as of March 31, 2001. The amounts expended were used to bring the Company current in all regulatory matters and filings and came from private funds.

     As at March 31, 2002, the Company had $0 in accounts receivable, compared to $0 as at March 31, 2001. The Company has been non-functioning during this time frame.

     As at March 31, 2002, the Company had $186,358 in accounts payable and $8,530 for the period ended March 31, 2001. The income was due to added expense for compliance activities.

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

Dated: May 24, 2002