Form 10QSB
period 2002-06-30
AMERICAN SOUTHWEST HOLDINGS INC
filed 2002-09-30
CIK 1001516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)


X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2002

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
                                                         --------------


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___ -----

The number of shares of the  Registrant's  Common  Stock,  as of June 30,  2002:
22,163,950

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                    FORM 10-QSB, QUARTER ENDED JUNE 30, 2002


                                      INDEX
                                                                                Page
                                                                                ----
PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

Consolidated Balance Sheet as of June 30, 2002                                   4

Statement of Operations for the Quarter Ended June 30, 2002 and 2001             6

Statement of Stockholder's Equity                                                7

Statement of Cash Flows for the Quarter Ended June 30, 2002                      9

Notes to Interim Consolidated Financial Statements                              10

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2  Management's Discussion and Analysis                                    16

PART II   OTHER INFORMATION

Item 1 Legal Proceedings                                                        17
Item 2 Changes in Securities                                                    17
Item 3 Defaults Upon Senior Securities                                          17
Item 4 Submission of Matters to a Vote of Security Holders                      17
Item 5 Other Information                                                        17
Item 6 Exhibits and Reports on Form 8-K                                         17

         Signatures                                                                                              17


                        AMERICAN SOUTHWEST HOLDINGS, INC.
                     (Formerly Namibian Copper Mines, Inc.)
                          (A Development Stage Company)

                                  BALANCE SHEET

                             June 30, 2002 and 2001

                                     ASSETS

                                                    2002            2001
                                                    ----            ----
CURRENT ASSETS
              Cash                                  $         (4)   $        (4)
              Total Assets                          $         (4)   $        (4)



   The accompanying notes are an integral part of these financial statements.

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                     (Formerly Namibian Copper Mines, Inc.)
                          (A Development Stage Company)

                                  BALANCE SHEET

                             June 30, 2002 and 2001


                                   LIABILITIES

                                                                             2002              2001
                                                                             ----              ----
CURRENT LIABILITIES
    Accounts Payable                                                         $      74,582     $    183,876

                 Total Current Liabilities                                          74,582          183,876

STOCKHOLDER'S EQUITY
    Common stock-authorized, 100,000,000 shares at
    $.001 par value; issued and outstanding, 18,863,950
    shares in 2001 and 22,163,950 in 2002                                           22,164           18,864
    Stock warrants                                                                 130,500           97,500
    Paid in Capital                                                             12,277,582       12,148,882
    Deficit accumulated during the development stage                           (12,504,833)     (12,449,126)

                 Total Stockholder's Equity                                        (74,586)        (183,880)

                 Total liabilities and stockholder's equity                             (4)    $         (4)


                        AMERICAN SOUTHWEST HOLDINGS, INC.
                     (Formerly Namibian Copper Mines, Inc.)
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                             June 30, 2002 and 2001

                                                               Cumulative
                                                               during           6 Months Ended   6 Months Ended
                                                               development      30-Jun           30-Jun
                                                               stage            2002             2001
                                                               -----            ----             ----
Revenue
             Miscellaneous Income                              $     76,794     $         -      $          -


Expenses
             General and Administrative                           4,709,691          52,750            57,098
             Organizational Costs                                   120,000
                Restatement of prior year expenses resulting
             from write-off of liabilities on the Miab Project    (266,135)
                Write-down of Hiab mining properties, net         3,477,840
                Loss of Disposal of Equipment                        19,753
                Write-off of exploration and development costs            -
                on the Hiab Project                               4,466,157
             Depreciation                                            61,465
                Total expenses                                   12,588,771          52,750            57,098
             Loss from development stage operations            (12,461,977)         (52,750)          (57,098)
             Interest Income                                          7,144


             Net (loss)                                        $(12,504,833)    $   (52,750)     $    (57,098)
            Net (loss) per share                               $      (0.56)                     $      (0.00)
            Weighted average shares                              22,163,950                        18,863,950


        The accompanying notes are an integral part of these statements.

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                     (Formerly Namibian Copper Mines, Inc.)
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                           December 31, 2001 and 2000


                                                                                        Deficit
                                                                                        Accumulated
                                                              Additional    Common      During The
                                          Common Stock        Paid-in       Stock       Development
                                       Shares     Amount      Capital       Subscribed  Stage             Total
                                       ------     ------      -------       ----------  -----             -----
Balance at December 31, 1998            9,263,950 $   9,264   $ 11,243,483              $    (11,194,666) $    58,081
Shares issued for cash
900,000 at $.02                           900,000      900          17,100                                     18,000
Shares issued for services
    100,000 shares at $.02                100,000      100           1,900                                      2,000
Shares issued for cash
680,000 shares at $.10                    680,000      680          67,320                                     68,000
Net Loss                                                                                        (251,399)    (251,399)
Balance at December 31, 1999           10,943,950   10,944      11,329,803         -         (11,446,065)    (105,318)
Shares issued for services
    900,000 shares at $.10                900,000      900          89,100                                     90,000
Warrants issued
    2,400,000 warrants at $.01                                      24,000                                     24,000
Shares Issued for cash with
    warrents attached at $.09           2,400,000    2,400         213,600                                    216,000
Shares issued for services
    1,500,000 at $0.15 per share        1,500,000    1,500         223,500                                    225,000
Shares issued for cash with warrants
    attached 1,600,000 shares at $.09
    per share                           1,600,000    1,600         142,400                                    143,800
Stock issued for cash
    1,520,000 shares at $.10 per share  1,520,000    1,520         150,480                                    152,000
Warrants issued for services rendered
    5,750,000 warrants with value of
    $.01 per warrant                                                57,500                                     57,500


                        AMERICAN SOUTHWEST HOLDINGS, INC.
                     (Formerly Namibian Copper Mines, Inc.)
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDER'S EQUITY-CONTINUED

                             June 30, 2002 and 2001

                                                                                       Deficit
                                                                                       Accumulated
                                                              Additional   Common      During The
                                         Common Stock         Paid-in      Stock       Development
                                       Shares     Amount      Capital      Subscribed  Stage         Total
                                       ------     ------      -------      ----------  -----         -----
Warrants issued with stock purchase
    1,600,000 warrants with value
    of $.01 per warrant                                           16,000                                16,000
Net Loss                                                                                  (945,964)   (945,964)
Balance at December 31, 2000           18,863,950     18,864  12,246,382         -     (12,392,028)   (126,982)
Net Loss                                                                                   (60,055)    (60,055)
Balance at December 31, 2001           18,863,950     18,864  12,246,382         -     (12,452,083)   (187,037)
Stock issued for cash
400,000 at $.04/share                     400,000        400      15,600                                16,000
Warants issued with stock purchase
    400,000 warrants with value of
    $0.01 per warrant                                              4,000                                 4,000
Stock issued for payment of amounts
    due on account at $.04/share        2,900,000      2,900     113,100                               116,000
Warrants issued for amounts owed
    2,900,000 warrants with value of
    $.01 perwarrant                                               29,000                                29,000
Net loss                                                                                  (52,750)     (52,750)
Balance at June 30, 2002               22,163,950     22,164  12,408,082         -    (12,504,833)     (74,787)


    The accompanying notes are an integral part of these financial statements

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                     (Formerly Namibian Copper Mines, Inc.)
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                           December 31, 2001 and 2000

                                                                Cumulative
                                                                during           6 Months Ended   6 Months Ended
                                                                development      30-Jun           30-Jun
                                                                stage            2002             2001
                                                                -----            ----             ----
Cash flows from operating activities
             Net (loss)                                         $   (12,439,833) $      (2,750)   $     (22,808)
             Adjustments to reconcile net loss to net
               used in operating activities:
               Services paid by common stock                             76,202
               Depreciation                                              61,464
               Decrease in accounts receivable                              760
               Amortization of organizational costs                     120,000
               Decrease (increase) in deposits and other assets            (760)
               Increase (decrease) in accounts payable                 (906,329)      (162,250)          18,475
               Increase (decrease) in notes payable                  (1,696,722)
               Increase (decrease) in interest payable                    7,113
             Net cash (used) by operating activities                (14,778,104)      (165,000)          (4,333)
Cash flows from investing activities
             Write-off of exploration costs                           4,466,157
             Write-off of machinery & office eqpt                        19,753
             Purchase of property and equipment                        (931,920)
             Expenditures on mineral exploration costs               (3,283,917)
             Write down of mining properties                          5,654,010
             Net cash (used) by investing activities                  5,924,083                              -
Cash flows from financing activities
             Sales of common stock                                    8,049,016        165,000
             Common stock subscriptions received                        805,000
             Net cash provided by financing activities                8,854,016        165,000               -
             Net increase (decrease) in cash                                 (4)             -          (4,333)
             Cash at the beginning of period                                                (4)          4,329
             Cash at end of period                              $            (4) $          (4)   $         (4)


    The accompanying notes are an integral part of these financial statements

                        AMERICAN SOUTHWEST HOLDINGS, INC
                     (Formerly Namibian Copper Mines, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002


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

                        American Southwest Holdings, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2002

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

At a Board of Directors meeting, held May 20, 2002, in Sydney, Australia, the board extended the expiration date of 4,000,000 stock warrants expiring June 30, 2002, to be extended to June 30, 2004, the 5,750,000 stock warrants expiring June 30, 2002, to be extended to June 30, 2004. The Board also authorized issuing 2,900,000 shares of stock with warrants expiring June 30, 2004, for payment of amounts owing to various individuals. A placement of 400,000 shares of stock with warrants was made at this time for a price of $0.04 per share for the stock and $0.01 for each warrant attached. The warrants are exercisable at a price of $.10 per share.

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

                       American Southwest Holdings, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2002

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

                       American Southwest Holdings, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2002

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

                       American Southwest Holdings, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2002

A shareholder's meeting was held on August 2, 1999. At this meeting, the shareholders approved the proposed agreements. Members authorized a corporate name change, and an 8:1 rollback of the Company's common stock subject to a 120 due diligence period.

After a further period of due diligence, the company decided not to proceed with The transaction as had been presented at the annual meeting.

                       American Southwest Holdings, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2002

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

                       American Southwest Holdings, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2002

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

NOTE E - WARRANTS

As of June 30, 2002, the Company has 13,050,000 warrants outstanding that are due to expire on June 30, 2004

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

Results of Operations
---------------------

     Revenues. The Company generated $0 in revenues for the six months ended June 30, 2002, versus $0 revenues for the same period in 2001. To date, the Company has not relied on revenues for funding. The Company expects to derive its funding from private sources.

     General and Administrative Expenses. During the six months ended June 30, 2002, the Company incurred $52,750 in general and administrative expenses. The total cumulative expense during the development stage is $4,709,691. These expenses were incurred for legal, accounting and administrative expenses to maintain the good standing of the Company.

     Income. There has been no income in 2001 or 2002 and only $76,794 from July 28, 1995 to the present.

     Provision for Income Taxes. As of June 30, 2002, the Company's accumulated deficit was $12,454,833, and as a result, there has been no provision for income taxes.

     Net Income. For the six months ended June 30, 2002, the Company recorded a net loss of $52,750.

Liquidity and Capital Resources
-------------------------------

     As at June 30, 2002, the Company had a cash balance of $(4), compared to $(4) as of June 30, 2001. The amounts expended were used to bring the Company current in all regulatory matters and filings and came from private funds.

     As at June 30, 2002, the Company had $0 in accounts receivable, compared to $0 as at June 30, 2001. The Company has been non-functioning during this time frame.

     As at June 30, 2002, the Company had $74,582 in accounts payable and $183,876 for the period ended June 30, 2001. The income was due to added expense for compliance activities.

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

                                               AMERICAN SOUTHWEST HOLDINGS, INC.


                                                                  /s/ Alan Doyle
                                                                  --------------
                                                                      Alan Doyle
                                                                       President

Dated:   September 27, 2002

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


     I, Alan Doyle, state and attest that:


     (1)  I  am  the  President  of  American  Southwest  Holdings,   Inc.  (the
          "issuer").

     (2) Accompanying this certification is the Form 10-QSB for the quarterly period ended June 30, 2002, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), which contains financial statements.

     (3) I hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

          - the periodic report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act, and

          - the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer for the periods presented therein.


/s/ Alan Doyle
--------------
Alan Doyle, President
Date: September 27, 2002

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


     I, Alan Doyle, state and attest that:

          (1) I am the Treasurer of American Southwest Holdings, Inc. (the "issuer").

          (2) Accompanying this certification is the Form 10-QSB for the quarterly period ended June 30, 2002, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), which contains financial statements.

          (3) I hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

               - the periodic report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act, and

               - the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer for the periods presented therein.


/s/ Alan Doyle
--------------
Alan Doyle, Treasurer
Date: September 27, 2002