Form 10KSB
period 2002-12-31
AMERICAN SOUTHWEST HOLDINGS INC
filed 2003-10-28
CIK 1001516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X]  ANNUAL REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

Commission file number 0-27947


                        AMERICAN SOUTHWEST HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Name of small business issuer in its charter)


         DELAWARE                                          86-0800964
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


   c/o AMB, PLLC
   4225 N. BROWN AVE., SCOTTSDALE, ARIZONA                    85251
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (ZIP Code)

Issuer's telephone number:  (480) 946-4006
                            --------------

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities to be registered under Section 12(g) of the Act:

                                  COMMON STOCK
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
Yes [ ]  No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB [X]

Based on the closing sales price of $0.02 the aggregate sales market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $443,279.

The number of shares outstanding of the registrant's common stock, $0.001 par value was 22,163,950 as of December 31, 2002.

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                                Table of Contents

                                                                       Page No.
                                                                       --------

Part I.
     Item 1. Business                                                       1
     Item 2. Properties                                                     3
     Item 3  Legal Proceedings                                              3
     Item 4  Submission of Matters to a Vote of Security Holders            3

Part II
     Item 5  Market for Registrant's Common Equity and Related
             Shareholder Matters                                            3
     Item 6  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            4
     Item 7  Financial Statements and Supplementary Data                    4
     Item 8  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                        17
     Item 8A Controls and Procedures                                       17

Part III
     Item 9  Directors and Executive Officers of the Registrant            17
     Item 10 Executive Compensation                                        18
     Item 11 Security Ownership of Certain Beneficial Owners
             and Management                                                19
     Item 12 Certain Relationships and Related Transactions                20
     Item 13 Exhibits, Financial Statement Schedules, and Reports
             On Form 8-K                                                   20

Signatures                                                                 21

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

     Company Officers made a second trip to China in July 2000 with oil consultants to evaluate the potential of the Wuhan Pengling Group and the Yanchang oil field further. We have notified Wayaobao Oil Company adnd Zichang County March 2001 that we have withdrawn our interest and terminated our due diligence of the Yanchange Oil field. The project is not being pursued at this time.

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

     On August 15, 2000, Peter Holsworth was appointed a Director and Steven Liu was named Vice President.

     On December 31, 2002, all directors and officers resigned except Alan Doyle, who remains as sole officer and director, and Peter Halsworth as director.

ITEM 2: PROPERTIES

     No licenses or patents are required  for the Company,  nor does the Company
hold  any  patents,  trademarks,  licenses,  franchises,   concessions,  royalty
agreements or labor contracts.

     The Company currently operates a business office out of the offices of Ted Brazelton at 4225 N. Brown Ave., Scottsdale, Arizona 85251.

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


                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is currently no public market for the Common Stock of the Company or any other securities of the Company and there can be no assurance that a trading market will develop in the future.

     As of December 31, 2002, there were 22,163,950 shares of common stock of the Company outstanding.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITEM 7:  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountant                             5

Balance Sheet as of December 31, 2002, and 2001                               6

Statement of Operations For the Years 2002, 2001, 2000 and
the Period From Inception October 20, 1989 to December 31, 2002               7

Statement of Stockholders' Equity (Deficit) From October 20, 1989
(Inception) to December 31, 2002                                              8

Statement of Cash Flows for the Years 2002, 2001, 2000 and the
Period From Inception October 20, 1989 to December 31, 2002                  10

Notes to Financial Statements                                                11

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors and Audit Committee
American Southwest Holdings Inc.

I have audited the accompanying balance sheet of American Southwest Holdings Inc., (formerly Namibian Copper Mines, Inc.) (a Development Stage Company) as of December 31, 2002, and 2001 and the related statements of operations, stockholders' equity, and cash flows for the years 2002, 2001 and 2000 and the period from October 10, 1989 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, financial position of American Southwest Holdings, Inc. as of December 31, 2002, and 2001 and the related statements of operations, stockholders' equity, and cash flows for the years 2002, 2001 and 2000 and the period from October 10, 1989 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue and no operations. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

                                                     Shelley International CPA

September 25, 2003
Mesa Arizona

                        AMERIAN SOUTHWEST HOLDINGS, INC.
                     (Formerly Namibian Copper Mines, Inc.)
                          (A Development Stage Company)

                                  BALANCE SHEET

                        As of December 31, 2002, and 2001

                                                          December 31,
                                                      2002            2001
                                                 ------------------------------

                      ASSETS

Cash                                             $          --    $          --
                                                 ------------------------------

     Total Current Assets                                   --               --

Total Assets                                     $          --    $          --
                                                 ==============================



         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                              $      79,688    $     187,390
                                                 ------------------------------

Stockholders Equity

Common Stock
    Authorized shares 100,000,000,
    shares outstanding 22,163,950 at
    December 31, 2002, 18,863,950 shares
    at December 31,2001, par value $0.001         $     22,164     $     18,864

    Paid in Capital                                 12,408,082       12,246,382

    Deficit accumulated during
    development stage                              (12,509,934)     (12,452,636)
                                                 ------------------------------

    Total Stockholders' Equity (Deficit)               (79,688)        (187,390)
                                                 ------------------------------

    Total Liabilities and Stockholders' Equity   $          --      $        --
                                                 ==============================



        The accompanying notes are an integral part of these statements.

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                     (FORMERLY NAMIBIAN COPPER MINES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

          FOR THE YEARS 2002, 2001, 2000 AND THE PERIOD FROM INCEPTION
                     OCTOBER 20, 1989 TO DECEMBER 31, 2002

                                         Year            Year            Year          Period from
                                         2002            2001            2000        October 20, 1989
                                                                                      (inception) to
                                                                                     December 31, 2002
                                     -----------------------------------------------------------------
Revenue misc. (including interest)   $         --    $         --    $         --    $          83,938
                                     -----------------------------------------------------------------

Expenses

Organizational Costs                           --              --              --              120,000
Write off of Hiab Project                      --              --              --            7,697,615
Depreciation                                   --              --              --               61,465
General and Administrative                 57,298          60,608         945,964            4,714,793
                                     -----------------------------------------------------------------

Total Expenses                             57,298          60,608         945,964           12,593,873
                                     -----------------------------------------------------------------

Income before Income Taxes                (57,298)        (60,608)       (945,964)         (12,509,935)
                                     -----------------------------------------------------------------

Provision for Income Taxes                     --              --              --                   --
                                     -----------------------------------------------------------------

Deficit                              $    (57,298)   $    (60,608)   $   (945,964)   $     (12,509,935)
                                     -----------------------------------------------------------------

Basic

Earnnings (Loss) per share                      *               *           (0.06)          (0.66)
                                     -----------------------------------------------------------------

Weighted Average Shares                20,513,950      14,903,950      14,903,950      18,863,950
                                     -----------------------------------------------------------------
-------------------
* = less than $0.01

        The accompanying notes are an integral part of these statements.

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                     (FORMERLY NAMIBIAN COPPER MINES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

             FROM OCTOBER 20, 1989 (INCEPTION) TO DECEMBER 31, 2002

                                          Common Stock              Paid in       Warrants      Accumulated    Total Equity
                                     Shares         Amount          Capital                       Deficit
                                   ----------    ------------    ------------   ------------   ------------    ------------
Balance, December 31, 1999         10,943,950    $     10,944    $ 11,329,803   $         --   $(11,446,065)   $   (105,318)

Shares issued for services
900,000 shares at $0.10               900,000             900          89,100             --             --          90,000

Shares issued for cash with
warrants attached at $0.09          2,400,000           2,400         189,600         24,000             --         216,000

Shares issued for services
1,500,000 at $0.15 per share        1,500,000           1,500         223,500             --             --         225,000

Shares issued for cash with
warrants attached 1,600,000
shares at $0.09 per share           1,600,000           1,600         126,400         16,000             --         144,000

Stock issued for cash
1,520,000 shares at $0.10
per share                           1,520,000           1,520         150,480             --             --         152,000

Warrants issued for services
rendered 5,750,000 warrants
with value of $0.01 per warrant            --              --              --         57,500             --          57,500

(Deficit) for year                         --              --              --             --       (945,964)       (945,964)
                                   ----------    ------------    ------------   ------------   ------------    ------------

Balance, December 31, 2000         18,863,950          18,864      12,108,883         97,500    (12,392,029)       (166,782)

(Deficit) for year                         --              --              --             --        (60,608)        (60,608)
                                   ----------    ------------    ------------   ------------   ------------    ------------

Balance, December 31, 2001         18,863,950          18,864      12,108,883         97,500    (12,452,637)       (227,390)


        The accompanying notes are an integral part of these statements.

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                     (FORMERLY NAMIBIAN COPPER MINES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

             FROM OCTOBER 20, 1989 (INCEPTION) TO DECEMBER 31, 2002

                                          Common Stock              Paid in       Warrants      Accumulated    Total Equity
                                     Shares         Amount          Capital                       Deficit
                                   ----------    ------------    ------------   ------------   ------------    ------------
Stock issued for cash 400,000
shares at $0.04 per share
Warrants issued with stock
400,000 warrants at $0.01 per
warrant                               400,000             400          15,600          4,000             --          20,000

Stock issued for debt at $0.04
per share
29,000 warrants issued at $0.01     2,900,000           2,900         113,100         29,000             --         145,000

(Deficit) for year                         --              --              --             --        (57,298)        (10,433)
                                   ----------    ------------    ------------   ------------   ------------    ------------

Balance, December 31, 2002         22,163,950    $     22,164    $ 12,237,583   $    130,500   $(12,509,935)   $   (119,688)
                                   ==========    ============    ============   ============   ============    ============


        The accompanying notes are an integral part of these statements.

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                     (FORMERLY NAMIBIAN COPPER MINES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS

          FOR THE YEARS 2002, 2001, 2000 AND THE PERIOD FROM INCEPTION
                     OCTOBER 20, 1989 TO DECEMBER 31, 2002

                                         Year            Year            Year          Period from
                                         2002            2001            2000        October 20, 1989
                                                                                      (inception) to
                                                                                     December 31, 2002
                                     -----------------------------------------------------------------

Operating Activities
  Deficit for Period                  $    (57,298)   $    (60,608)   $   (945,964)  $     (12,509,935)
  Services paid by Stock                        --              --         282,500             284,500
  Change in Accounts Payable              (107,702)         35,751          46,109              79,689
  Cash Used in Operations                 (165,000)        (24,857)       (617,355)        (12,145,746)
                                     -----------------------------------------------------------------

Cash Utilized for Investments                  --              --              --                   --
                                     -----------------------------------------------------------------
Financing Activities
  Sale of Stock and Warrants              165,000              --         642,000           12,145,746
                                     -----------------------------------------------------------------

  Cash from Financing                     165,000              --         642,000           12,145,746
                                     -----------------------------------------------------------------
Net Change in Net Cash                         --         (24,857)         24,645                   --

Cash Beginning of Period                       --          24,857             212                   --
                                     -----------------------------------------------------------------

Cash End of Period                   $         --    $         --    $     24,857    $              --
                                     =================================================================

Supplemental Information

Year 2002
 Taxes Paid $0, Interest Paid $0
Year 2001
 Taxes Paid $0, Interest Paid $0
Year 2000
 Taxes Paid $0, Interest Paid $0

Non cash transactions
  See Note on Stockholder Equity
  for transactions

        The accompanying notes are an integral part of these statements.

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.   OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES

American Southwest Holdings, Inc. (formerly Namibian Copper Mines, Inc.) a development stage company, is a mineral development company. It has previously investigated and initially invested in the Hiab Copper Project. The fund raising for this project was unsuccessful and all initial investment was lost and written off. Currently, the Company is investigating projects in Australia. In accordance with SFAS 7 the Company is considered a development stage company.

The Company was incorporated in the state of Delaware on October 20, 1989, under the name of Cordon Corporation and subsequently changed its name to Ameriserv Financial Corporation (Ameriserv). On April 19, 1994, bankruptcy proceedings for Amerserv finalized in the US Bankruptcy Court, Northern District of Texas.

On July 28, 1995 the name was changed to Namibian Copper Mines, Inc. and the Haib Copper Project begun. Funds were raised through private placement and stock was issued for a joint interest in this project. The Company was unable to fulfill its obligations under the contract and subsequently lost all of its ownership in the project.

On June 9, 2000 the name was changed to American Southwest Holdings, Inc.

BASIS OF PRESENTATION AND GOING CONCERN

The accompanying statements have been prepared following accounting standards generally accepted in the United States of America. As reflected in the accompanying financial statements, the Company has no cash flow, no operations and no assets. The statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Currently, management is investigating mining activities in Australia.

REVENUE RECOGNITION

Except for some miscellaneous revenue, (which includes interest); the Company has had no revenue to date.

RESEARCH AND DEVELOPMENT

Research and development is expensed as incurred. To date there has been no research and development.

ADVERTISING

Advertising and marketing costs are expensed as incurred. To date there has been no advertising.

EQUIPMENT

Equipment is depreciated using the straight-line method over its estimated useful lives, which range from five to seven years. There is currently no equipment.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

EARNINGS PER SHARE

The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

At the end of December 31, 2002 the Company had 13,050,000 warrants for 13,050,000 shares of common stock. These warrants all expire on July 1, 2004. All of these warrants are anti-dilutive and as such are not used in the calculation of the weighted average number of shares. If these warrants were to be exercised for 2002 and 2001 the resulting earnings per share shown on the Statement of Operations would not change as it is already less than $0.01.

The Company has no potentially dilutive securities outstanding at the end of the statement periods, except for the warrants mentioned above. Therefore, the basic and diluted earnings (loss) per share are presented on the face of the statement of operations as the same number.

STOCK BASED COMPENSATION TO EMPLOYEES AND DIRECTORS

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. In this statement stock based compensation is based on the fair value method for the valuation of its securities given as compensation to employees.

SECURITIES BASED COMPENSATION TO NON-EMPLOYEES

SFAS 123 provides that stock compensation paid to non employees be recorded with a value which is based upon the fair value of the services rendered or the stock given, whichever is more reliable. The common stock paid to non-employees was valued at the value of the services rendered.

NOTE 2.  STOCKHOLDERS' EQUITY

On July 28, 1995 the shareholders agreed to a 50 to 1 reverse stock split. This stock split has been applied in the presentation of all issued and outstanding shares in the accompanying financial statements.

YEAR 2001 EQUITY TRANSACTIONS

None.

YEAR 2002 EQUITY TRANSACTIONS

During the year, 400,000 shares and 400,000 warrants were issued for $20,000. The stock was valued at $0.04 per share and the warrants were valued at $0.01 per share.

During the year, 2,900,000 shares and 2,900,000 warrants were issued for $145,000 of debt. The stock was valued at $0.4 per share and the warrants were valued at $0.1 per warrant.

WARRANTS

Below is a schedule of the outstanding warrants. All of them expire on July 1, 2004.

         Year               Number        Exercise Price        Value
         ----             ----------      --------------        -----
         2000              5,750,000          $0.10             $0.01
         2000              4,000,000           0.15             $0.01
         2002              3,300,000           0.10              0.01
                          ----------
         Total            13,050,000
                          ----------

NOTE 3.  INCOME TAXES:

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $1,583,691, which is calculated by multiplying a 15% estimated tax rate by the cumulative NOL of $10,557,939. The total valuation allowance is a comparable $1,583,691.

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

                                                             2002
                                                          ----------
       Net change in deferred taxes since inception        1,583,691
       Valuation account by year                          (1,583,691)
       Current taxes payable                                       0
                                                          ----------

       Provision for Income Taxes                                  0
                                                          ----------

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

         Year                Amount            Expiration
         ----              ----------          ----------
         1996               2,327,161             2016
         1997               6,286,760             2017
         1998               1,700,877             2018
         1999                 237,400             2019
         2000                   1,201             2020
         2001                       0             2021
         2002                   4,540             2022
                           ----------

         Total NOL         10,557,939
                           ----------

Internal Revenue Code (IRC) Section 382 restricts the amount of net operating loss carry forward that can be utilized in a year if there has been a fifty percent ownership change. Because of the recent stock sales ownership percentages have changed somewhat. However, because the valuation allowance account established effectively negates any need for an in depth review of stock ownership changes, no analysis was performed on stock ownership to verify if the Company's ownership would be covered by IRC Section 382.

NOTE 4.  LEASES AND OTHER COMMITMENTS:

The Company has no leases either financing or operating. The Company has not contingencies.

NOTE 5.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards and their effect on the Company.

SFAS 145 EXTRA-ORDINARY ITEM CLASSIFICATION, SALE-LEASE-BACK CLASSIFICATION

This statement rescinds SFAS 4, 44 and 64 and reinstates APB 30 as the standard for the classification of gains and losses of the extinguishment of debt as extra-ordinary items. This standard also amends SFAS 13 in that it requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for under the sale-lease-back provisions of SFAS 98. The effective date of this statement is May 15, 2002.

SFAS 146 ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

This statement requires companies to recognize costs associated with exit or disposal activities, other than SFAS 143 costs, when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of these costs are lease termination costs, employee severance costs associated with restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is effective after December 15, 2002.

SFAS 147 ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS - AN AMENDMENT OF FASB STATEMENT NO. 72 AND 144 AND FASB INTERPRETATION NO. 9

This statement makes the acquisition of financial institutions come under the statements 141 and 142 instead of statement 72, 144 and FASB Interpretation No.
9. This statement is applicable for acquisition on or after October 1, 2002.

SFAS 148 ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE

Amends FASB 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.

SFAS 149 AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement NO. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

SFAS 150 FINANCIAL  INSTRUMENTS  WITH  CHARACTERISTICS  OF BOTH  LIABILITIES AND
EQUITY

This Statement requires that such instruments be classified as liabilities in the balance sheet. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results or operations, or cash flows.

NOTE 6.  RELATED PARTIES

The Company neither owns nor leases any real or personal property. Office services are provided without charge by the officer of the Company. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict of interest. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7.  SEGMENT INFORMATION

Segment information is presented in accordance with SFAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue based upon internal accounting methods. Currently there is not revenue to segment.

ITEM 8:  CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING  ON
         ACCOUNTING AND FINANCIAL DISCLOSURES

     None

ITEM 8A:  CONTROLS AND PROCEDURES

     Our President (Chief Executive Officer) and Treasurer (Principal Financial Officer), based on the evaluation of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, has concluded that, as of December 31, 2002, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the fiscal year ended December 31, 2002, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III

ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Alan Doyle -- Chairman, Director, President, Treasurer, Secretary
Peter Holsworth -- Director

ALAN DOYLE (Age 50). Mr. Doyle is an Economic Geology graduate with a post-Graduate diploma in Mineral Economics. He worked for and held senior positions with several large international resource companies prior to entering the financial services industries in the early 1980s. Mr. Doyle then worked as a mining analyst and in the corporate division for two international stockbrokers before setting up his own corporate advisory firm in 1990. He later set up the investment banking firm of Turnbull Doyle Resources Pty Ltd, which invested in various international mining projects. Subsequently, Mr. Doyle set up Doyle Capital Partners Pty Ltd as an investment banking firm. Mr. Doyle has been the President and a Director of the Company since July 1995.

PETER HOLSWORTH (Age 60), Mr. Holsworth is a Director of numerous private companies in Australia. They are involved in new product development, commodity trading, telecommunications and property development. During his business career Mr. Holsworth has owned and managed successful businesses both in Australia and overseas. Mr. Holsworth is the founder and chairman of Synteck International Pty Ltd. He is a member of the Institute of Chartered Accountants of Australia.

ITEM 10:  EXECUTIVE COMPENSATION

                                                                             Long-Term
                                   Annual Compensation                  Compensation Awards
                               ------------------------------------  -------------------------
                                                    Other            Restricted   Securities
Name and Principal                                  Annual           Stock        Underlying      LTIP         All Other
Position              Year     Salary($)  Bonus($)  Compensation($)  Award(s)     Options/SARs    Payouts($)   Compensation
------------------    ----     ---------  --------  ---------------  ----------   ------------    ----------   ------------
Alan Doyle            2002             0         0  $        15,000  2,648,000*              0             0              0
President, Secretary, 2001             0         0                0          0               0             0              0
Treasurer, Director   2000             0         0                0          0               0             0              0

Peter Holsworth       2002             0         0                0          0               0             0              0
Director              2001             0         0                0          0               0             0              0
                      2000             0         0                0  3,000,000**             0             0              0

------------------
* The securities issued to Mr. Doyle for services rendered and includes both stock and warrants.

** These securities were issued to Syntek International Pty Ltd,, a private company, of which Mr. Holsworth is Chairman and President, and include 2,000,000 warrants for shares of common stock and 1,000,000 shares of stock.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2002, the beneficial ownership of the Company's Common Stock by each person known by us to beneficially own more than 5% of our Common Stock outstanding as of such date and by our officers and directors as a group. Except as otherwise indicated, all shares are owned directly.

                                                                        Percent
                    Name and Address of        Amount and Nature          of
Title of Class       Beneficial Owner       Of Beneficial Ownership     Class(1)
--------------     ---------------------    -----------------------     -------

Common Stock       Springbok Investments    2,000,000 shares of           9.02%
                                            Common Stock

Common Stock       Alan Doyle               2,648,000 shares of          11.95%
                   President, Secretary,    common stock(2)
                   Treasurer, Director

Common Stock       Peter Holsworth          3,000,000 shares of          13.54%
                   Director                 common stock and
                                            warrants(3)

Common Stock       Ross Hannon              2,000,000 shares of           9.02%
                   4 The Grove              common stock and
                   Sydney, NSW, Australia   warrants (4)

Common stock       Directors and Officers   5,648,000 shares             24.98%
                   as a group (2 persons)

----------------

(1) All percentages of beneficial ownership were calculated based only upon the 22,613,950 shares and warrants if exercised and outstanding as of December 31, 2002.

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

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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


ITEM 13:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a) EXHIBITS

            Exhibit No.    Description

                31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) REPORTS ON FORM 8-K

             There were no reports on Form 8-K filed for the twelve months ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN SOUTHWEST HOLDINGS, INC.


October 28, 2003                    By: /s/ Alan Doyle
                                        --------------------------------------
                                        Alan Doyle
                                        President (Chief Executive Officer and
                                        Treasurer (Principal Financial Officer)