Form 10QSB
period 2003-06-30
AMERICAN SOUTHWEST HOLDINGS INC
filed 2003-10-28
CIK 1001516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended June 30, 2003

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
                                                    ----------------------------


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares of the  Registrant's  Common  Stock,  as of June 30,  2003:
28,163,850

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                    FORM 10-QSB, QUARTER ENDED June 30, 2003

                                      INDEX

PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

Consolidated Balance Sheet as of June 30, 2003                                3

Statement of Operations for the Quarter Ended June 30, 2003 and 2002          5

Statement of Stockholder's Equity                                             6

Statement of Cash Flows for the Quarter Ended June 30, 2003                   8

Notes to Interim Consolidated Financial Statements                            9

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2  Management's Discussion and Analysis                                 15

Item 3  Controls and Procedures                                              16

PART II   OTHER INFORMATION

Item 1  Legal Proceedings                                                    17
Item 2  Changes in Securities                                                17
Item 3  Defaults Upon Senior Securities                                      17
Item 4  Submission of Matters to a Vote of Security Holders                  17
Item 5  Other Information                                                    17
Item 6  Exhibits and Reports on Form 8-K                                     17

        Signatures                                                           18

    AMERICAN SOUTHWEST HOLDINGS, INC. (FORMERLY NAMIBIAN COPPER MINES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                        JUNE 30, 2003 & DECEMBER 31, 2002



                                     ASSETS

                                                       JUNE 30,    DECEMBER 31,
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

    AMERICAN SOUTHWEST HOLDINGS, INC., (FORMERLY NAMIBIAN COPPER MINES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                        JUNE 30, 2003 & DECEMBER 31, 2002



                                   LIABILITIES

                                                       JUNE 30,    DECEMBER 31,
                                                         2003         2002
                                                    ---------------------------
CURRENT LIABILITIES
   Accounts Payable                                 $     67,596   $     79,688
   Note Payable Alan Doyle                                 2,000             --
                                                    ---------------------------

        Total Current Liabilities                         69,595         79,688

STOCKHOLDER'S EQUITY
   Common stock-authorized, 100,000,000
     shares at $.001 par value; issued
     and outstanding, 22,163,950 shares
     in 2002 and 28,163,950 in 2003                       28,164         22,164
   Paid in Capital                                    12,333,674     12,408,082
   Deficit accumulated during the
     development stage                               (12,561,934)   (12,509,934)
                                                    ---------------------------

        Total Stockholder's Equity                      (200,096)       (79,688)
                                                    ---------------------------

        Total liabilities and stockholder's equity  $         --   $         --
                                                    ===========================



   The accompanying notes are an integral part of these financial statements.

    AMERICAN SOUTHWEST HOLDINGS, INC., (FORMERLY NAMIBIAN COPPER MINES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                              JUNE 30, 2003 & 2002

                                               Cumulative       3 months         3 months        6 months        6 months
                                                 during          ending           ending          ending          ending
                                               development       30-Jun           30-Jun          30-Jun          30-Jun
                                                 stage            2003             2002            2003            2002
                                              ----------------------------------------------------------------------------
Revenue

   Miscellaneous Income                       $     76,794    $         --    $         --    $         --    $         --

Expenses

   General and Administrative                    4,766,792          52,000          52,750          52,000          52,750
   Organizational Costs                            120,000              --              --              --              --
   Write-off of exploration and
     development costs on the Hiab Project       7,697,615              --              --              --              --
   Depreciation                                     61,465              --              --              --              --
                                              ----------------------------------------------------------------------------

        Total expenses                          12,645,872          52,000          52,750          52,000          52,750

   Loss from development stage operations      (12,569,078)        (52,000)             --         (52,000)             --
   Interest Income                                   7,144              --              --              --              --
                                              ----------------------------------------------------------------------------

        Net (loss)                            $(12,561,934)   $    (52,000)   $         --    $    (52,000)    $   (52,750)
                                              ============================================================================



        The accompanying notes are an integral part of these statements.

    AMERICAN SOUTHWEST HOLDINGS, INC, (FORMERLY NAMIBIAN COPPER MINES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                              JUNE 30, 2003 & 2002

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

    The accompanying notes are an integral part of these financial statements

    AMERICAN SOUTHWEST HOLDINGS, INC., (FORMERLY NAMIBIAN COPPER MINES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDER'S EQUITY-CONTINUED

                              JUNE 30, 2003 & 2002

                                                                                               Deficit
                                                                                             Accumulated
                                             Common Stock         Additional      Common     During The
                                       -------------------------   Paid-in        Stock      Development
                                          Shares       Amount      Capital      Subscribed      Stage         Total
                                       ------------------------------------------------------------------------------
Warrants issued with stock purchase
   1,600,000 warrants with value
   of $.01 per warrant                          --            --       16,000           --             --      16,000

Net Loss                                        --            --           --           --       (945,964)   (945,964)
                                       ------------------------------------------------------------------------------

Balance at December 31, 2000            18,863,950        18,864   12,246,382           --    (12,392,028)   (126,782)

Net Loss                                        --            --           --           --        (60,608)    (60,608)
                                       ------------------------------------------------------------------------------

Balance at December 31, 2001            18,863,950        18,864   12,246,382           --    (12,452,636)   (187,390)

Stock issued for cash
  400,000 at $0.04/share                   400,000           400       15,600           --             --      16,000

Warrants issued with stock
  400,000 warrants @ $0.01/share                --            --        4,000           --             --       4,000

Stock issued for amounts due on
  account at $0.04/share                 2,900,000         2,900      113,100           --             --     116,000

Warants issued for amounts due
  on account at $0.01/share                     --            --       29,000           --             --      29,000

Net Loss this year to date                      --            --           --           --        (57,298)    (57,298)
                                       ------------------------------------------------------------------------------

Balance at December 31, 2002            22,163,950        22,164   12,408,082           --    (12,509,934)    (79,688)

Stock issued for amounts due on
  account at $0.01/share                 6,000,000         6,000       56,092           --             --      62,092

Net Loss this year to date                      --            --           --           --        (52,000)    (52,000)
                                       ------------------------------------------------------------------------------

Balance as of June 30, 2003             28,163,950        28,164   12,464,174           --    (12,561,934)    (69,596)

    The accompanying notes are an integral part of these financial statements

    AMERICAN SOUTHWEST HOLDINGS, INC. (FORMERLY NAMIBIAN COPPER MINES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                              JUNE 30, 2003 & 2002

                                                     Cumulative
                                                       during        6 months ending     6 months ending
                                                     development          30-Jun             30-Jun
                                                       stage               2003               2002
                                                    ----------------------------------------------------
Cash flows from operating activities
   Net (loss)                                       $(12,561,934)    $      (52,000)     $            --
   Adjustments to reconcile net loss to net
     used in operating activities:
     Services paid by common stock                       284,500             79,411                   --
     Increase (decrease) in accounts payable              69,596            (27,411)                  --
                                                    ----------------------------------------------------

   Net cash (used) by operating activities           (12,207,838)                --                   --
                                                    ----------------------------------------------------
Cash flows from investing activities

   Net cash (used) by investing activities                    --                 --                   --
                                                    ----------------------------------------------------
Cash flows from financing activities
   Sales of common stock                              12,207,838                 --                   --
                                                    ----------------------------------------------------

   Net cash provided by financing activities          12,207,838                 --                   --
                                                    ----------------------------------------------------
   Net increase (decrease) in cash                            --                 --                   --
   Cash at the beginning of period                            --                 --                   --
                                                    ----------------------------------------------------

   Cash at end of period                            $         --     $           --      $            --
                                                    ====================================================

    The accompanying notes are an integral part of these financial statements

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003


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

                                  JUNE 30, 2003



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

                                  JUNE 30, 2003



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

                                  JUNE 30, 2003


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

                                  JUNE 30, 2003


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

                                  JUNE 30, 2003


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

NOTE E - WARRANTS

     As of June 30, 2003, the Company has 13,050,000 warrants outstanding that are due to expire on June 30, 2004

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

RESULTS OF OPERATIONS

     REVENUES. The Company generated $0 in revenues for the three months ended June 30, 2003, versus $0 revenues for the same period in 2002. To date, the Company has not relied on revenues for funding. The Company expects to derive its funding from private sources.

     GENERAL AND ADMINISTRATIVE EXPENSES. During the three months ended June 30, 2003, the Company incurred $52,000.00 in general and administrative expenses. The total cumulative expense during the development stage is $4,766,792. These expenses were incurred for legal, accounting and administrative expenses to maintain the good standing of the Company.

     INCOME. There has been no income in 2002 or 2003 and only $76,794 from July 28, 1995 to the present.

     PROVISION FOR INCOME TAXES. As of June 30, 2003, the Company's accumulated deficit was $(12,567,079), and as a result, there has been no provision for income taxes.

     NET INCOME. For the three months ended June 30, 2003, the Company recorded a net loss of $0.

LIQUIDITY AND CAPITAL RESOURCES

     As at June 30, 2003, the Company had a cash balance of $0, compared to $(4) as of June 30, 2002. The amounts expended were used to bring the Company current in all regulatory matters and filings and came from private funds.

     As at June 30, 2003, the Company had $0 in accounts receivable, compared to $0 as at June 30, 2002. The Company has been non-functioning during this time frame.

         As at June 30, 2003, the Company had $67,596 in accounts payable and $75,136 for the period ended June 30, 2002.

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

ITEM 3. CONTROLS AND PROCEDURES

         Our President (Chief Executive Officer) and Treasurer (Principal Financial Officer), based on the evaluation of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, has concluded that, as of June 30, 2003, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended June 30, 2003, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        (a) EXHIBITS

            Exhibit No.    Description

                31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) REPORTS ON FORM 8-K

             There were no reports on Form 8-K filed for the three months ended June 30, 2003.

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