Form 10QSB
period 2003-09-30
AMERICAN SOUTHWEST HOLDINGS INC
filed 2004-01-05
CIK 1001516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended September 30, 2003

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
                                                    ----------------------------


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares of the Registrant's Common Stock, as of September 30, 2003:
28,163,950

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                  FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2003

                                      INDEX


PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

Consolidated Balance Sheet as of September 30, 2003                           3

Statement of Operations for the Quarter Ended September 30, 2003 and 2002     5

Statement of Stockholder's Equity                                             6

Statement of Cash Flows for the Quarter Ended September 30, 2003              8

Notes to Interim Consolidated Financial Statements                            9

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2  Management's Discussion and Analysis                                 15

Item 3  Controls and Procedures                                              16

PART II   OTHER INFORMATION

Item 1  Legal Proceedings                                                    17
Item 2  Changes in Securities                                                17
Item 3  Defaults Upon Senior Securities                                      17
Item 4  Submission of Matters to a Vote of Security Holders                  17
Item 5  Other Information                                                    17
Item 6  Exhibits and Reports on Form 8-K                                     17

        Signatures                                                           18

    AMERICAN SOUTHWEST HOLDINGS, INC. (FORMERLY NAMIBIAN COPPER MINES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                   (UNAUDITED)
                     SEPTEMBER 30, 2003 & DECEMBER 31, 2002



                                     ASSETS

                                                    SEPTEMBER 30    DECEMBER 31
                                                       2003            2002
                                                    ---------------------------
CURRENT ASSETS

   Cash                                             $      2,841   $         --
                                                    ---------------------------

   Total Assets                                     $      2,841   $         --
                                                    ===========================




   The accompanying notes are an integral part of these financial statements.

    AMERICAN SOUTHWEST HOLDINGS, INC., (FORMERLY NAMIBIAN COPPER MINES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                   (UNAUDITED)
                     SEPTEMBER 30, 2003 & DECEMBER 31, 2002


                                   LIABILITIES

                                                    SEPTEMBER 30    DECEMBER 31
                                                       2003            2002
                                                    ---------------------------

CURRENT LIABILITIES
   Accounts Payable                                 $    120,821   $     79,688
   Note Payable Alan Doyle                                12,000             --
                                                    ---------------------------

        Total Current Liabilities                   $    132,821   $     79,688

STOCKHOLDER'S EQUITY
   Common stock-authorized, 100,000,000 shares
     at $.001 par value; issued and outstanding,
     22,163,950 shares in 2002 and 28,163,950
     in 2003                                              28,164         22,164
   Paid in Capital                                    12,464,174     12,408,082
   Deficit accumulated during the
     development stage                               (12,622,319)   (12,509,934)
                                                    ---------------------------

        Total Stockholder's Equity                      (129,981)       (79,688)
                                                    ---------------------------

        Total liabilities and stockholder's equity  $      2,841   $         (0)
                                                    ===========================



   The accompanying notes are an integral part of these financial statements.

    AMERICAN SOUTHWEST HOLDINGS, INC., (FORMERLY NAMIBIAN COPPER MINES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                            SEPTEMBER 30, 2003 & 2002

                                               Cumulative        3 months        3 months        9 months        9 months
                                                 during           ending          ending          ending          ending
                                               development        30-Sep          30-Sep          30-Sep          30-Sep
                                                 stage             2003            2002            2003            2002
                                              ----------------------------------------------------------------------------
Revenue

   Miscellaneous Income                       $     76,794    $         --    $         --    $         --    $         --

Expenses

   General and Administrative                    4,827,176          60,384           4,552         112,384          67,302
   Organizational Costs                            120,000              --              --              --              --
   Write-off of exploration and development             --              --              --              --              --
     costs on the Hiab Project                   7,697,615              --              --              --              --
   Depreciation                                     61,465              --              --              --              --
                                              ----------------------------------------------------------------------------

        Total expenses                          12,706,256          60,384           4,552         112,384          67,302

   Loss from development stage operations      (12,629,462)        (60,384)         (4,552)       (112,384)        (67,302)
   Interest Income                                   7,144              --              --              --              --
                                              ----------------------------------------------------------------------------

        Net (loss)                            $(12,622,318)   $    (60,384)   $     (4,552)   $   (112,384)   $    (67,302)
                                              ============================================================================


    The accompanying notes are an integral part of these financial statements

    AMERICAN SOUTHWEST HOLDINGS, INC, (FORMERLY NAMIBIAN COPPER MINES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                                   (UNAUDITED)
                            SEPTEMBER 30, 2003 & 2002

                                                                                                   Deficit
                                                                                                 Accumulated
                                             Common Stock           Additional       Common      During The
                                       -------------------------     Paid-in         Stock       Development
                                          Shares       Amount        Capital       Subscribed       Stage            Total
                                       -------------------------------------------------------------------------------------
Balance at December 31, 1998             9,263,950   $  9,264      $11,243,483             --    $(11,194,666)   $    58,281

Shares issued for cash
   900,000 at $.02                         900,000        900           17,100             --              --         18,000

Shares issued for services
   100,000 shares at $.02                  100,000        100            1,900             --              --          2,000

Shares issued for cash
   680,000 shares at $.10                  680,000        680           67,320             --              --         68,000

Net Loss                                        --         --               --             --        (251,399)      (251,399)
                                       -------------------------------------------------------------------------------------
Balance at December 31, 1999            10,943,950     10,944       11,329,803             --     (11,446,065)      (105,118)

Shares issued for services
   900,000 shares at $.10                  900,000        900           89,100             --              --         90,000

Warrants issued
   2,400,000 warrants at $.01                                           24,000             --              --         24,000

Shares Issued for cash with
   warrents attached at $.09             2,400,000      2,400          213,600             --              --        216,000

Shares issued for services
   1,500,000 at $0.15 per share          1,500,000      1,500          223,500             --              --        225,000

Shares issued for cash with warrants
   attached 1,600,000 shares at $.09
   per share                             1,600,000      1,600          142,400             --              --        143,800

Stock issued for cash
   1,520,000 shares at $.10 per share    1,520,000      1,520          150,480             --              --        152,000

Warrants issued for services rendered
   5,750,000 warrants with value of
   $.01 per warrant                             --         --           57,500             --              --         57,500

        The accompanying notes are an integral part of these statements.

    AMERICAN SOUTHWEST HOLDINGS, INC., (FORMERLY NAMIBIAN COPPER MINES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDER'S EQUITY-CONTINUED
                                   (UNAUDITED)
                            SEPTEMBER 30, 2003 & 2002

                                                                                                   Deficit
                                                                                                 Accumulated
                                             Common Stock           Additional       Common      During The
                                       -------------------------     Paid-in         Stock       Development
                                          Shares       Amount        Capital       Subscribed       Stage            Total
                                       -------------------------------------------------------------------------------------
Warrants issued with stock purchase
   1,600,000 warrants with value
   of $.01 per warrant                          --   $     --      $        --             --    $         --    $    16,000

Net Loss                                        --         --               --             --        (945,964)      (945,964)
                                       -------------------------------------------------------------------------------------
Balance at December 31, 2000            18,863,950     18,864       12,246,382             --     (12,392,028)      (126,782)

Net Loss                                        --         --               --             --         (60,608)       (60,608)
                                       -------------------------------------------------------------------------------------
Balance at December 31, 2001            18,863,950     18,864       12,246,382             --     (12,452,636)      (187,390)

Stock issued for cash
   400,000 at $0.04/share                  400,000        400           15,600             --              --         16,000

Warrants issued with stock
   400,000 warrants @ $0.01/share               --         --            4,000             --              --          4,000

Stock issued for amounts due on
   account at $0.04/share                2,900,000      2,900          113,100             --              --        116,000
Warants issued for amounts due
   on account at $0.01/share                    --         --           29,000             --              --         29,000

Net Loss this year to date                      --         --               --             --         (57,298)       (57,298)
                                       -------------------------------------------------------------------------------------
Balance at December 31, 2002            22,163,950     22,164       12,408,082             --     (12,509,934)       (79,688)

Stock issued for amounts due on
   account at $0.01/share                6,000,000      6,000           56,092             --              --         62,092

Net Loss this year to date                      --         --               --             --        (112,384)      (112,384)
                                       -------------------------------------------------------------------------------------
Balance as of September 30, 2003        28,163,950   $ 28,164      $12,464,174             --    $(12,622,318)   $  (129,980)
                                       =====================================================================================


    The accompanying notes are an integral part of these financial statements

    AMERICAN SOUTHWEST HOLDINGS, INC. (FORMERLY NAMIBIAN COPPER MINES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                            SEPTEMBER 30, 2003 & 2002

                                                     Cumulative
                                                       during        9 months ending     9 months ending
                                                     development          30-Sep             30-Sep
                                                       stage               2003               2002
                                                    ----------------------------------------------------
Cash flows from operating activities
   Net (loss)                                       $(12,622,318)    $      (112,384)    $       (57,302)
   Adjustments to reconcile net loss to net
     used in operating activities:
     Services paid by common stock                       284,500              79,411                  --
     Increase (decrease) in accounts payable             132,821              35,814              57,302
                                                    ----------------------------------------------------

   Net cash (used) by operating activities           (12,204,997)            115,225                  --
                                                    ----------------------------------------------------
Cash flows from investing activities

   Net cash (used) by investing activities                    --                  --                  --
                                                    ----------------------------------------------------
Cash flows from financing activities
   Sales of common stock                              12,207,838                  --                  --
                                                    ----------------------------------------------------

   Net cash provided by financing activities          12,207,838                  --                  --

   Net increase (decrease) in cash                         2,841               2,841                  --

   Cash at the beginning of period                            --                  --                  --
                                                    ----------------------------------------------------

   Cash at end of period                            $      2,841     $         2,841     $            --
                                                    ====================================================


    The accompanying notes are an integral part of these financial statements

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003


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

                               SEPTEMBER 30, 2003


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

                               SEPTEMBER 30, 2003


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

                               SEPTEMBER 30, 2003


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

         The agreements were options to purchase rights to strategic interests and agreements developed by Mosquito and Select with the Russian governmental company JVSC Alrosazoloto Co. Ltd. Each set of interests and agreements was to be purchased in exchange for US $3,250,000 or, at the option of each of Mosquito and Select, common shares in the

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               SEPTEMBER 30, 2003


NOTE C - DEVELOPMENT STAGE AND GOING CONCERN (CONTINUED)

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

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               SEPTEMBER 30, 2003


NOTE C - DEVELOPMENT STAGE AND GOING CONCERN (CONTINUED)

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

NOTE E - WARRANTS

         As  of  September  30,  2003,  the  Company  has  13,050,000   warrants
         outstanding that are due to expire on June 30, 2004

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10QSB and 8-K filed with the Securities and Exchange Commission.

OVERVIEW

     The Company is non-operational and has been since 1997. The Company is searching for an acquisition or business combination and will have no activity until that time.

RESULTS OF OPERATIONS

     REVENUES: The Company generated $0 in revenues for the three months ending September 30, 2003, versus $0 revenues for the same period in 2002. To date, the Company has not relied upon revenues for funding. The Company expects to derive its funding from private sources.

     GENERAL AND ADMINISTRATIVE EXPENSES: During the three months ended September 30, 2003, the Company incurred $60,384.00 in general and administrative expenses. The total cumulative expense during the development stage is $4,827,176,00. These expenses were incurred for legal, accounting and administrative expenses to maintain the good standing of the Company.

     INCOME: There has been no income in 2003 or 2002 and only $76,794 from July 28, 1995 to present.

     PROVISION FOR INCOME TAXES: As of September 30, 2003, the Company's accumulated deficit was $(12,622,318), and as a result, there has been no provision for income taxes.

     NET INCOME; For the three months ended September 30, 2003, the Company recorded a net loss of $(60,384.00).

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2003, the Company had a cash balance of $2,841 compared to $(0) as of September 30, 2002. The amounts expended were used to bring the Company current in all regulatory matters and filings and came from private funds.

     As of September 30, 2003, the Company had $0 in accounts receivable, compared to $0 as of September 30, 2002. The Company has been non-functioning during this time frame.

     As of September 30, 2003, the Company had $120,821 in accounts payable and $79,687 for the period ending September 30, 2002.

     The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to receive additional funding to meets its reporting obligations and find some form of acquisition or business combination. The Company does not have enough cash to meet its operating requirements and has no business plan.

     The Company may raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. The Company may seek access to the private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms.

ITEM 3.  CONTROLS AND PROCEDURES

     Our President (Chief Executive Officer) and Treasurer (Principal Financial Officer), based on the evaluation of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 as amended required by paragraph (b) of Rule 13a-15 or Rule 15d-15, has concluded as of September 30, 2003, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended September 30, 2003, and there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

                          PART II - - OTHER INFORMATION

ITEM 1.  LEGAL PROCEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

Exhibit No.                             Description
-----------    -----------------------------------------------------------------

   31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)      REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed for the three months ended September 30, 2003. 17

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

Dated: January 5, 2004