Form 10KSB
period 2003-12-31
AMERICAN SOUTHWEST HOLDINGS INC
filed 2004-05-24
CIK 1001516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X]  ANNUAL REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

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

                          COMMON STOCK, $.001 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB [ ]

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $0.

The number of shares outstanding of the registrant's common stock, $0.001 par value was 32,913,950 as of April 30, 2004.

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                                Table of Contents

                                                                       Page No.
                                                                       --------

Part I.
     Item 1.  Business...............................................      1
     Item 2.  Properties.............................................      1
     Item 3.  Legal Proceedings......................................      2
     Item 4.  Submission of Matters to a Vote of Security Holders....      2

Part II
     Item 5.  Market for the Company's Common Equity and Related
              Shareholder Matters....................................      2
     Item 6.  Management's Discussion and Analysis or
              Plan or Operation......................................      2
     Item 7.  Financial Statements...................................      3
     Item 8.  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.................     17
     Item 8A. Controls and Procedures................................     17

Part III
     Item 9.  Directors, Executive Officers, Promotors and
              Control Persons; Compliance with Section 16(a) of
              Exchange Act...........................................     18
     Item 10. Executive Compensation.................................     19
     Item 11. Security Ownership of Certain Beneficial Owners19
              and Management and Related Stockholder Matters.........     19
     Item 12. Certain Relationships and Related Transactions.........     20
     Item 13. Exhibits and Reports on Form 8-K.......................     21
     Item 14. Principal Accountant Fees and Services.................     22

Signatures...........................................................     23

                                     PART I

ITEM 1. BUSINESS

     American Southwest Holdings, Inc. (the "Company") was incorporated in the State of Delaware on October 20, 1989, and on December 15, 1989 merged with Cordon Corporation, a Nevada corporation, with the Delaware entity, Ameriserv Financial Corporation, being the surviving corporation. The Company was formed for the primary purpose of selling home warranty services pursuant to contracts with homeowners. In 1993 the Company filed for bankruptcy. On April 19, 1994, the U.S. Bankruptcy Court, Northern District of Texas, issued an order closing and finalizing the bankruptcy proceedings of the Company. Under the terms of the bankruptcy, the Company was forced to liquidate all of its assets. The proceeds were then distributed among the creditors, thereby satisfying all of the Company's outstanding debts. The Company halted operations and ceased to do business at the conclusion of the bankruptcy proceedings. The Company utilized a "fresh-start" accounting method in its reorganization.

     On July 28, 1995, the name of the Company was changed from Ameriserv Financial Corporation to Namibian Copper Mines, Inc.

     On June 9, 2000, the name of the Company was changed from Namibian Copper Mines, Inc. to American Southwest Holdings, Inc.

     The Company entered into an agreement (the "Swanson Agreement") to acquire the Haib Copper Project's mining claims owned by Mr. Swanson's company, Haib Copper Co. (Pty) Limited. The total purchase consideration was $3,780,000, subject to CPI indexation and installments totaling $427,000 were paid to Mr. Swanson. The Swanson Agreement entitled the Company to explore the claims and carry out mining to obtain bulk samples.

     In 1998, due to the down turn in copper prices, the Company withdrew from the project. The Company lost its interest in the project at that time, which was transferred to Great Fitzroy Mines, their joint-venture partner.

     Since 1998, the Company has been seeking a mining project in Australia or the Pacific Rim which presented good prospects in relation to the Company's limited funding resources.

ITEM 2. PROPERTIES

     The Company currently operates an accounting office at 4225 N. Brown Avenue, Scottsdale, Arizona 85251.

     The Company does not presently own any investments or interests in real property.

     The Company has executed a letter of intent to acquire Metal Sands Limited, an Australian mining exploration company, which has 26 exploration licenses or license applications throughout the Scott Coastal Plain in Western Australia. If this transaction with Metal Sands Limited is consummated, the Company will make the appropriate filings with the SEC.

ITEM 3. LEGAL PROCEEDINGS

     The Company has had no legal proceedings during the past year.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fiscal year covered by this report.


                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is currently no public market for the Common Stock of the Company or any other securities of the Company. The Company's Common Stock last traded on the "Pink Sheets-OTC market" in 2002 under the symbol "ASWT.PK." The Company intends to file a Form 211 to reinstate the Common Stock of the Company for trading on the OTC Bulletin Board. However, there can be no assurance that such reinstatement can be accomplished or that a trading market will develop for the Common Stock of the Company in the future.

     As of April 30, 2004, there were 32,913,950 shares of common stock of the Company outstanding.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

     The Company has not had any revenues from operations in the last five fiscal years. The Company has had travel expenses and due diligence fees. Monies for legal and accounting expenses were paid from funds received from the private sale of equity.

     If the acquisition of Metal Sands Limited is consummated, the Company will immediately attempt to raise $400,000 from the sale of its Common Stock and will need to raise approximately $3,000,000 by the fourth quarter of 2005 to commence exploration of Metal Sands Limited's mining exploration properties. The Company has received a committment from Doyle Capital, Ltd., an Australian venture capital firm affiliated with the Company's President, to attempt to raise these funds. However, there is no assurance any funds can be obtained in the future.

ITEM 7. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountant                             4

Balance Sheet as of December 31, 2003, and 2002                               5

Statement of Operations For the Years 2003, 2002, 2001 and
the Period From Inception October 20, 1989 to December 31, 2003               6

Statement of Stockholders' Equity (Deficit) From October 20, 1989
(Inception) to December 31, 2003                                              7

Statement of Cash Flows for the Years 2003, 2002, 2001 and the
Period From Inception October 20, 1989 to December 31, 2003                  11

Notes to Financial Statements                                                12

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors and Audit Committee
American Southwest Holdings Inc.

I have audited the accompanying balance sheet of American Southwest Holdings Inc., (formerly Namibian Copper Mines, Inc.) (a Development Stage Company) as of December 31, 2003, and 2002 and the related statements of operations, stockholders' equity, and cash flows for the years 2003, 2002 and 2001 and the period from October 10, 1989 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, financial position of American Southwest Holdings, Inc. as of December 31, 2003, and 2002 and the related statements of operations, stockholders' equity, and cash flows for the years 2003, 2002 and 2001 and the period from October 10, 1989 (inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

                                       Shelley International CPA

January 25, 2004
Mesa Arizona

                        AMERIAN SOUTHWEST HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                        AS OF DECEMBER 31, 2003 AND 2002


                                                          December 31,
                                                      2003            2002
                                                 ------------------------------
                       ASSETS

Cash                                             $       4,579     $         --
                                                 ------------------------------
     Total Current Assets                                4,579               --
                                                 ------------------------------
Total Assets                                     $       4,579     $         --
                                                 ==============================

        LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable                                 $     122,581     $     77,688
Note Payable to Officer                                 36,980            2,000
                                                 ------------------------------
Current Liabilities                                    159,561           79,688
                                                 ------------------------------
Stockholders Equity

Common Stock
   Authorized shares 100,000,000, par
   value $0.001, shares outstanding
   28,163,950 at December 31, 2003,
   22,163,950 shares at December 31, 2002               28,164           22,164

   Paid in Capital                                  12,464,174       12,408,082

   Deficit accumulated during
   development stage                               (12,647,320)     (12,509,934)
                                                 ------------------------------
     Total Stockholders' Equity (Deficit)             (154,982)         (79,688)
                                                 ------------------------------
     Total Liabilities and Stockholders' Equity  $       4,579     $         --
                                                 ==============================


        The accompanying notes are an integral part of these statements.

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
          FOR THE YEARS 2003, 2002, 2001 AND THE PERIOD FROM INCEPTION
                     OCTOBER 20, 1989 TO DECEMBER 31, 2003

                                          Year             Year            Year         Period from
                                          2003             2002            2001      October 20, 1989
                                                                                             to
                                                                                     December 31, 2003
                                     -----------------------------------------------------------------
Revenue misc. (including interest)   $         --      $       --      $       --    $          83,938

Expenses

Organizational Costs                           --              --              --              120,000
Write off of Hiab Project                      --              --              --            7,697,615
Depreciation                                   --              --              --               61,465
General and Administrative                137,386          57,298          60,608            4,852,178
                                     -----------------------------------------------------------------

Total Expenses                            137,386          57,298          60,608           12,731,258
                                     -----------------------------------------------------------------

Income before Income Taxes               (137,386)        (57,298)        (60,608)         (12,647,320)
                                     -----------------------------------------------------------------

Provision for Income Taxes                     --              --              --                   --
                                     -----------------------------------------------------------------

Deficit                              $   (137,386)   $    (57,298)   $    (60,608)   $     (12,647,320)
                                     -----------------------------------------------------------------
Basic
Earnings(Loss) per Share                        *               *               *
                                     --------------------------------------------

Weighted Average Shares                23,513,950      20,513,950      14,903,950
                                     --------------------------------------------

* = less than $0.01


        The accompanying notes are an integral part of these statements.

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
             FROM OCTOBER 20, 1989 (INCEPTION) TO DECEMBER 31, 2003

                                           Common Stock              Paid in       Stock      Accumulated
                                      Shares         Amount          Capital     Subscribed     Deficit       Total Equity
                                    ----------    ------------    ------------   ----------   ------------    ------------
Balance, July 28, 1995                  30,367              30              --           --             --              30

Shares issued for services           2,000,000           2,000          74,202           --             --          76,202

Shares issued for cash               2,967,493           2,967         441,747           --             --         444,714

Shares subscribed
145,000 shares at $3.50                     --              --              --       507,500            --         507,500

Net (Loss)                                  --              --              --            --      (879,868)       (879,868)
                                    --------------------------------------------------------------------------------------

Balance, December 31, 1995           4,997,860           4,997         515,949       507,500      (879,868)        148,578

Issuance of subscribed shares          145,000             145         507,355      (507,500)           --              --

Shares issued for cash, $3.50
per share                              604,900             605       2,116,545            --            --       2,117,150

Shares issued for cash, $5.00          490,200             491       2,450,509            --            --       2,451,000

Shares subscribed
85,000 shares at $3.50                      --              --              --       297,500            --         297,500

Shares issued for mining
properties, 1,000,000 shares
at $3.50 per share value                    --              --              --     3,500,000            --       3,500,000

Net (Loss)                                  --              --              --            --    (2,327,161)     (2,327,161)
                                    --------------------------------------------------------------------------------------

Balance, December 31, 1996           6,237,960           6,238       5,590,358     3,797,500    (3,207,029)      6,187,067

Issuance of subscribed shares        1,085,000           1,085       3,796,415    (3,797,500)           --              --

Shares issued for cash, $2.50
per share                              370,000             370         924,630            --            --         925,000

        The accompanying notes are an integral part of these statements.

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
       FROM OCTOBER 20, 1989 (INCEPTION) TO DECEMBER 31, 2003 (CONTINUED)

                                           Common Stock              Paid in       Stock      Accumulated
                                      Shares         Amount          Capital     Subscribed     Deficit       Total Equity
                                    ----------    ------------    ------------   ----------   ------------    ------------
Shares issued for services,
$0.93 per share                        498,000             498         463,182            --            --         463,680

Net (Loss)                                  --              --              --            --    (6,391,554)     (6,391,554)
                                    --------------------------------------------------------------------------------------

Balance, December 31, 1997           8,190,960           8,191      10,774,585            --    (9,598,583)      1,184,193

Issuance of shares for
conversion of debt at
$0.44 per share                      1,072,990           1,073         468,897            --            --         469,970

Net (Loss)                                  --              --              --            --    (1,700,877)     (1,700,877)
                                    --------------------------------------------------------------------------------------

Balance, December 31, 1998           9,263,950           9,264      11,243,482            --   (11,299,460)        (46,714)

Shares issued for cash,
$0.02 per share                        900,000             900          17,100            --            --          18,000

Shares issued for services,
$0.02 per share                        100,000             100           1,900            --            --           2,000

Shares issued for cash,
$0.10 per share                        680,000             680          67,320            --            --          68,000

Net (Loss)                                  --              --              --            --      (146,604)       (146,604)
                                    --------------------------------------------------------------------------------------

Balance, December 31, 1999          10,943,950          10,944      11,329,802            --   (11,446,064)       (105,318)

Shares issued for services,
900,000 shares at $0.10                900,000             900          89,100            --            --          90,000

Shares issued for cash with
warrants attached at $0.09           2,400,000           2,400         213,600            --            --         216,000
   Warrants                                 --              --          24,000            --            --          24,000

Shares issued for services,
1,500,000 at $0.15 per share         1,500,000           1,500         223,500            --            --         225,000


        The accompanying notes are an integral part of these statements.

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
       FROM OCTOBER 20, 1989 (INCEPTION) TO DECEMBER 31, 2003 (CONTINUED)

                                           Common Stock              Paid in       Stock      Accumulated
                                      Shares         Amount          Capital     Subscribed     Deficit       Total Equity
                                    ----------    ------------    ------------   ----------   ------------    ------------
Shares issued for cash with
warrants attached, 1,600,000
shares at $0.09 per share            1,600,000           1,600         142,400            --            --         144,000
   Warrants                                 --              --          16,000            --            --          16,000

Stock issued for cash,
1,520,000 shares at $0.10
per share                            1,520,000           1,520         150,480            --            --         152,000

Warrants issued for services
rendered, 5,750,000 warrants
with value of $0.01 per warrant             --              --          57,500            --            --          57,500

Net (Loss)                                  --              --              --            --      (945,964)       (945,964)
                                    --------------------------------------------------------------------------------------

Balance, December 31, 2000          18,863,950          18,864      12,246,382            --   (12,392,028)       (126,782)

(Deficit) for year                          --              --              --            --       (60,608)        (60,608)
                                    --------------------------------------------------------------------------------------

Balance, December 31, 2001          18,863,950          18,864      12,246,382            --   (12,452,636)       (187,390)

Stock issued for cash, 400,000
shares at $0.04 per share              400,000             400          15,600            --            --          16,000
Warrants issued with stock,
400,000 warrants at $0.01
per warrant                                 --              --           4,000            --            --           4,000

Stock issued for debt at $0.04
per share                            2,900,000           2,900         113,100            --            --         116,000
29,000 warrants issued at $0.01             --              --          29,000            --            --          29,000

(Deficit) for year                          --              --              --            --       (57,298)        (10,433)
                                    --------------------------------------------------------------------------------------

Balance, December 31, 2002          22,163,950    $     22,164    $ 12,408,082            --  $(12,509,934)   $    (79,688)


        The accompanying notes are an integral part of these statements.

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
       FROM OCTOBER 20, 1989 (INCEPTION) TO DECEMBER 31, 2003 (CONTINUED)

                                           Common Stock              Paid in       Stock      Accumulated
                                      Shares         Amount          Capital     Subscribed     Deficit       Total Equity
                                    ----------    ------------    ------------   ----------   ------------    ------------
Stock for services at $0.01
per share                            6,000,000           6,000    $     56,092            --            --          62,092

Net Loss                                    --              --              --            --      (137,386)       (137,386)
                                    --------------------------------------------------------------------------------------

Balance, December 31, 2003          28,163,950    $     28,164    $ 12,464,174            --  $(12,647,320)   $   (154,982)
                                    ======================================================================================


        The accompanying notes are an integral part of these statements.

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS
          FOR THE YEARS 2003, 2002, 2001 AND THE PERIOD FROM INCEPTION
                     OCTOBER 20, 1989 TO DECEMBER 31, 2003

                                          Year            Year            Year          Period from
                                          2003            2002            2001        October 20, 1989
                                                                                             to
                                                                                      December 31, 2003
                                      -----------------------------------------------------------------
Operating Activities

  Net Loss                            $   (137,386)   $    (57,298)   $    (60,608)   $     (12,647,320)
  Services paid by Stock                    62,092              --              --             346,592
  Change in Accounts Payable                42,893        (107,702)         35,751              159,561
                                      -----------------------------------------------------------------

  Cash Used in Operating Activities        (32,401)       (165,000)        (24,857)         (12,141,167)
                                      -----------------------------------------------------------------
Financing Activities

  Proceeds from Note Payable                36,980              --              --                   --
  Sale of Stock and Warrants                    --         165,000              --           12,145,746
                                      -----------------------------------------------------------------

  Cash from Financing                       36,980         165,000              --           12,145,746
                                      -----------------------------------------------------------------

Net Change in Cash                           4,579            --           (24,857)               4,579

Cash Beginning of Period                        --            --            24,857                   --
                                      -----------------------------------------------------------------

Cash End of Period                    $      4,579    $       --      $         --    $           4,579
                                      =================================================================


Supplemental Information

     None

Non cash transactions

     See Note on Stockholder Equity for transactions



        The accompanying notes are an integral part of these statements.

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES

American Southwest Holdings, Inc. (formerly Namibian Copper Mines, Inc.) is a mineral development company. It has previously investigated and initially invested in the Hiab Copper Project. The fund raising for this project was unsuccessful and all initial investment was lost and written off. Currently, the Company is investigating projects in Australia. In accordance with SFAS 7 the Company is considered a development stage company.

The Company was incorporated in the state of Delaware on October 20, 1989, under the name of Cordon Corporation and subsequently changed its name to Ameriserv Financial Corporation (Ameriserv). On April 19, 1994, bankruptcy proceedings for Amerserv finalized in the US Bankruptcy Court, Northern District of Texas.

On July 28, 1995 the name was changed to Namibian Copper Mines, Inc. and the Company invested in the feasibility study of the Haib Copper Project Namibia. Funds were raised through private placement and the Company earned an interest in this project. As a result of falling copper prices, the project became marginal and the Company made the decision to withdraw from the project.

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

WARRANTS

Below is a schedule of the outstanding warrants. All of them expire on July 1, 2004.

         Year         Number        Exercise Price       Value
         ----       ----------      --------------       -----

         2000        5,750,000          $0.10            $0.01
         2000        4,000,000           0.15            $0.01
         2002        3,300,000           0.10            $0.01
         2003                0
                    ----------

         Total      13,050,000
                    ----------

YEAR 2003 EQUITY TRANSACTIONS

During the year 2003 common stock was issued in exchange for services, 6,000,000 shares valued at $0.01 per share for a total of $62,092.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $1,604,299, which is calculated by multiplying a 15% estimated tax rate by the cumulative NOL of $10,695,325. The total valuation allowance is a comparable $1,604,299.

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

                                         2003           2002           2001
                                      -----------    -----------    -----------
Net change in deferred taxes
  since inception                     $ 1,604,299    $ 1,583,691    $ 1,583,691
Valuation account by year              (1,604,299)    (1,583,591)    (1,583,591)
Current taxes payable                           0              0              0
                                      -----------    -----------    -----------

Provision for Income Taxes            $         0    $         0    $         0
                                      ===========    ===========    ===========

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

         Year                   Amount                   Expiration
         ----                 -----------                ----------

         1996                 $ 2,327,161                   2016
         1997                   6,286,760                   2017
         1998                   1,700,877                   2018
         1999                     237,400                   2019
         2000                       1,201                   2020
         2001                           0                   2021
         2002                       4,540                   2022
         2003                     137,386                   2023
                              -----------

         Total NOL            $10,695,325
                              ===========

Internal Revenue Code (IRC) Section 382 restricts the amount of net operating loss carry forward that can be utilized in a year if there has been a fifty percent ownership change. Because of the recent stock sales ownership percentages have changed. However, because the valuation allowance account established effectively negates any need for an in depth review of stock ownership changes, no analysis was performed on stock ownership to verify if the Company's new ownership would be covered by IRC Section 382.

NOTE 4. LEASES AND OTHER COMMITMENTS:

The Company has no leases either financing or operating. The Company has no contingencies.

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

NOTE 6. RELATED PARTIES

The Company has borrowed funds from an officer to pay general and administrative expenses. This is a short term demand note with no current interest.

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

NOTE 8. SUBSEQUENT EVENTS

The Company is currently negotiating a purchase of mining exploration properties in Australia.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     On December 3, 2002 the Company's Board of Directors approved the resignation of Ashworth, Mitchell Brazelton, PLLC ("AMB") as the Company's certifying accountant. On September 17, 2003, Company's Board of Directors approved the engagement of Shelley International CPA ("Shelley") as the Company's certifying accountant.

     AMB had been the Company's certifying accountant for the prior two years. During the past two years AMB's report on the Company's financial statements contained no adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles, except for a fourth explanatory paragraph regarding Registrant's "ability to continue as a going concern." The Company had no disagreements with AMB during the past two years and any subsequent interim period preceding the date of dismissal on December 3, 2002 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of AMB, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

     The Company made the contents of its May 3, 2004 Form 8-K filing with the SEC available to AMB and requested it to furnish a letter to the SEC as to whether AMB agreed or disagreed with, or wished to clarify the Company's expression of their views. A copy of AMB's letter to the SEC was included as an exhibit to that filing.

     The Company did not consult with Shelley prior to its engagement regarding the application of any accounting principles or any type of audit opinion that might be rendered by it.

ITEM 8A. CONTROLS AND PROCEDURES

     Our President (Chief Executive Officer) and Treasurer (Principal Financial Officer), based on the evaluation of our disclosure controls and procedures has concluded that, as of December 31, 2003, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the fiscal year ended December 31, 2003, there was no change in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and executive officers of the Registrant are as follows:

           NAME               AGE               POSITION
     ---------------          ---           ------------------

     Alan Doyle                50           President, Treasurer, Secretary &
                                            Director

     Peter Holsworth           60           Director

     ALAN DOYLE - Mr. Doyle is a 1978 Economic Geology graduate and received a post-Graduate diploma in Mineral Economics in 1979 from MacQuarie University, Sydney, Australia. He worked for and held senior positions with several large international resource companies prior to entering the financial services industries in the early 1980s. Mr. Doyle then worked as a mining analyst and in the corporate division for two international stock brokers before setting up his own corporate advisory firm in 1990. He later set up the investment banking firm of Turnbull Doyle Resources Pty Ltd., which invested in various international mining projects. Subsequently, Mr. Doyle set up Doyle Capital, Ltd. as an investment banking firm. Mr. Doyle has been the President and a director of the Company since July 1995.

     PETER HOLSWORTH - Mr. Holsworth is a director of numerous private companies in Australia. They are involved in new product development, commodity trading, telecommunications and property development. During his business career Mr. Holsworth has owned and managed successful businesses both in Australia and overseas. Mr. Holsworth is the founder and chairman of Syntek International Pty Ltd. He is a member of the Institute of Chartered Accountants of Australia. Mr. Holsworth has been a director of the Company since June 2000.

COMMITTEES; CODE OF ETHICS

     The Company does not currently have any standing committees. The Company's Board of Directors serves as its Audit Committee because the Company is too small to have an Audit Committee at this time. The Company does not have an audit committee financial expert because no one on the Board of Directors is so qualified.

     The Company has not adopted a code of ethics for any of its officers, because the Company has been advised by counsel that any such code of ethics may be materially different than existing state and federal law, and, if so, may subject the Company's officers to personal liability in addition to and different from liability under current state and federal law.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended requires our directors, executive officers and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership of our Common

Stock. Reporting persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Alan Doyle and Peter Holsworth did not file the required Form 3s upon election as directors of the Company, and did not file subsequent Form 4s relating to changes in ownership of our Common Stock. Because of the SEC's new filing code issuance process, these forms have not been filed as of the date of this filing. The Company expects these filings will be made in the near future.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth for the fiscal years ended December 31, 2003, 2002 and 2001, compensation awarded or paid to the Company's executive officers and directors. Other than as indicated in the table below, no executive officer or director of the Company received any annual compensation in the years ended December 31, 2003, 2002 or 2001.

                                                                             Long-Term
                                   Annual Compensation                  Compensation Awards
                               ------------------------------------  -------------------------
                                                    Other            Restricted   Securities
Name and Principal                                  Annual           Stock        Underlying      LTIP         All Other
Position                Year   Salary($)  Bonus($)  Compensation($)  Award(s)     Options/SARs    Payouts($)   Compensation
------------------      ----   ---------  --------  ---------------  ----------   ------------    ----------   ------------
Alan Doyle              2003           0         0                0          0               0             0              0
President, Secretary,   2002           0         0  $        15,000          0               0             0              0
Treasurer, Director     2001           0         0                0          0               0             0              0

Peter Holsworth         2003           0         0                0          0               0             0              0
Director                2002           0         0                0          0               0             0              0
                        2001           0         0                0          0               0             0              0


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of April 30, 2004 by (i) all those known by the Company to be the beneficial owners of more than 5% of its Common Stock, (ii) each of the Company's directors and each nominee for director, (iii) the Company's Chief Executive Officer, and (iv) all of the Company's directors and executive officers as a group.

                                           Amount of
Name of Beneficial Owner              Beneficial Ownership     Percent of Class
------------------------              --------------------     ----------------

Alan Doyle, President and Director    5,563,000 shares (1)           15.9%

Peter Holsworth, Director             3,000,000 shares (2)            8.5%

All officers and directors
  as a group                          8,563,000 shares (3)           22.8%
----------------------

(1) This number includes warrants to purchase 2,100,000 shares at $.10 per share through June 30, 2004. If Mr. Doyle does not exercise these warrants, he would own 10.5% of the Company's presently outstanding shares. See "Related Party Transactions," below.

(2) This number includes warrants to purchase 2,500,000 shares at $.10 per share through June 30, 2004. If Mr. Holsworth does not exercise these warrants, he would own 3.6% of the Company's presently outstanding shares. See "Related Party Transactions," below.

(3) This number includes warrants to purchase 4,600,000 shares at $.10 per share through June 30, 2004. If Messrs. Doyle and Holsworth do not exercise these warrants, together they would own 12.0% of the Company's presently outstanding shares. See Notes 1 and 2 above.

     The following table sets forth certain information concerning equity compensation plans approved by the Company's shareholders and not approved by the Company's shareholders at March 31, 2004.

                      Number of              Weighted            Number of
                     Shares to be            Average            Shares to be
                      Issued for             Exercise            Issued for
Plan Category        Compensation             Price          Other Compensation
-------------        ------------            --------        ------------------

Approved by                   0                   0                   0
Shareholders

Not Approved by       2,000,000                $.10                   0
Shareholders

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On September 25, 2000, Doyle Capital, Ltd., an Australian company ("DCL"), of which Mr. Alan Doyle, the Company's President, is an officer, director and principal shareholder, acquired 700,000 shares of the Company's Common Stock and 700,000 warrants exercisable through June 30, 2004 at an exercise price of $.10 per share. The purchase price of such securities was $.10 per share. These securities were sold to DCL on the same terms as sold to other investors at that time.

     On September 25, 2000, Syntek International Pty Ltd., an Australian company ("Syntek"), of which Mr. Peter Holsworth, a director of the Company, is an officer, director and principal shareholder, acquired 500,000 shares of Company Common Stock and 500,000 warrants exercisable through June 30, 2004 at an exercise price of $.10 per share. The purchase price of such securities was $.10 per share. These securities were sold to Syntek on the same terms as sold to other investors at that time.

     On September 29, 2000, 2,000,000 warrants, exercisable through June 30, 2004 at an exercise price of $.10 per share, were issued to Syntek as compensation for the services of Mr. Holsworth. The Company placed no value on these warrants for financial statement purposes since the Company's last sale of Common Stock had been at $.10 per share, the same price as the exercise price of these warrants.

     On June 27, 2002, DCL acquired 400,000 shares of Company Common Stock and 400,0000 warrants exercisable through June 30, 2004 at an exercise price of $.10 per share. The purchase price of such securities was $.05 per share. These securities were sold to DCL on the same terms as sold to other investors at that time.

     On June 27, 2002, Mr. Doyle acquired 1,000,000 shares of Company Common Stock and 1,000,0000 warrants exercisable through June 30, 2004 at an exercise price of $.10 per share. The purchase price of these securities was $.05 per share. These securities were sold to Mr. Doyle on the same terms as sold to other investors at that time.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

          Exhibit No.    Description
          -----------    -----------

              31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed for the twelve months ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     In the 2003 fiscal year the Company paid $7,000 to its auditor for auditing services, $0 for audit-related services, and $0 for tax services. In the 2002 fiscal year the Company paid $2,750 to its auditor for auditing services, $1,839 for audit-related services, and $400 for tax services.

     "Audit fees" consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2003 and 2002, respectively.

     "Audit-related fees" consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "audit fees." These fees related to the review of Form 10-QSBs.

     "Tax services" consist of aggregate fees billed for professional services rendered for research and preparation of federal and state tax returns.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN SOUTHWEST HOLDINGS, INC.


May 21, 2004                        By: /s/ Alan Doyle
                                        ---------------------------------------
                                        Alan Doyle
                                        President (Chief Executive Officer),
                                        Treasurer (Principal Financial Officer)
                                        and Director


                                    By: /s/ Peter Holsworth
                                        --------------------------------------
                                        Peter Holsworth, Director