Form 10QSB
period 2004-03-31
AMERICAN SOUTHWEST HOLDINGS INC
filed 2004-05-25
CIK 1001516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended March 31, 2004

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
                                                    ----------------------------


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the  Registrant's  Common  Stock,  as of April 30, 2004:
32,913,950

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                    FORM 10-QSB, QUARTER ENDED MARCH 31, 2004

                                      INDEX

                                                                            PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements..............................................    3
        Consolidated Balance Sheet as of March 31, 2004...................    3
        Statement of Operations for the Quarter Ended
           March 31, 2004 and 2003........................................    4
        Statement of Stockholder's Equity.................................    5
        Statement of Cash Flows for the Quarter Ended March 31, 2004......    7
        Notes to Interim Consolidated Financial Statements................    8
Item 2. Management's Discussion and Analysis and Plan of Operation........   14
Item 3. Controls and Procedures...........................................   15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................   16
Item 2. Changes in Securities.............................................   16
Item 3. Defaults Upon Senior Securities...................................   16
Item 4. Submission of Matters to a Vote of Security Holders...............   16
Item 5. Other Information.................................................   16
Item 6. Exhibits and Reports on Form 8-K..................................   16

Signatures................................................................   17

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                       AMERICAN SOUTHWEST HOLDINGS, INC.
                         (a development stage company)

                                 BALANCE SHEET
                        AS OF DECEMBER 31, 2003 AND 2002

                                                   March 31,      December 31,
                                                     2004             2003
                                                  (unaudited)
                                                  ------------    ------------
                       ASSETS

Cash                                              $     23,429    $      4,579
Advance to Metal Sands, Ltd                             38,805              --
                                                  ----------------------------

     Total Current Assets                               62,234           4,579
                                                  ----------------------------

Total Assets                                      $     62,234    $      4,579
                                                  ============================

        LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable                                  $    117,182    $    122,581
Note Payable to Officer                                 36,980          36,980
                                                  ----------------------------

Total Current Liabilities                              154,162         159,561
                                                  ----------------------------

Stockholders Equity

Common Stock
   Authorized shares 100,000,000,
   shares outstanding 32,913,950 at
   March 31, 2004, 22,164,950 shares
   at March 31, 2003, par value $0.001                  32,914          28,164

   Paid in Capital                                  12,531,943      12,464,174

   Deficit accumulated during
   development stage                               (12,656,785)    (12,647,320)
                                                  ----------------------------

     Total Stockholders' Equity (Deficit)              (91,928)       (154,982)
                                                  ----------------------------

     Total Liabilities and Stockholders' Equity   $     62,234    $      4,579
                                                  ============================


        The accompanying notes are an integral part of these statements

                       AMERICAN SOUTHWEST HOLDINGS, INC.
                         (a development stage company)

                            STATEMENT OF OPERATIONS
                                  (unaudited)
             FOR THE PERIODS ENDING MARCH 31, 2004, 2003 & 2002 AND
                       FROM INCEPTION THRU MARCH 31, 2004

                                    Three Months Ended            Period from
                                  March 31,      March 31,     October 20, 1989
                                    2004           2003         (inception) to
                                                                March 31, 2004
                               ------------------------------------------------

Revenue misc. (including
  interest)                    $         --    $         --     $        83,938
                               ------------------------------------------------
Expenses

Organizational Costs                     --              --             120,000
Write off of Hiab Project                --              --           7,697,615
Depreciation                             --              --              61,465
General and Administrative            9,465              --           4,861,643
                               ------------------------------------------------

Total Expenses                        9,465              --          12,740,723
                               ------------------------------------------------

Income before Income Taxes           (9,465)             --         (12,656,785)
                               ------------------------------------------------

Provision for Income Taxes               --              --                  --
                               ------------------------------------------------

Net (Loss)                     $     (9,465)   $         --     $   (12,656,785)
                               ------------------------------------------------


Basic
Earnings(Loss) per Share                  *               *
                               ----------------------------

Weighted Average Shares          23,513,950      20,513,950
                               ----------------------------

-----------------
* = less than $0.01


        The accompanying notes are an integral part of these statements

                       AMERICAN SOUTHWEST HOLDINGS, INC.
                         (a development stage company)

                       STATEMENT OF STOCKHOLDERS' EQUITY
                                  (unaudited)
              FROM OCTOBER 20, 1989 (INCEPTION) TO MARCH 31, 2004

                                          Common Stock             Paid in                    Accumulated
                                      Shares        Amount         Capital       Warrants       Deficit       Total Equity
                                    ----------   ------------   ------------   ------------   ------------    ------------
Balance, December 31, 1999          10,943,950   $     10,944   $ 11,329,802   $         --   $(11,446,064)   $   (105,318)

Shares issued for services
900,000 shares at $0.10                900,000            900         89,100             --             --          90,000

Shares issued for cash with
warrants attached at $0.09           2,400,000          2,400        213,600         24,000             --         240,000

Shares issued for services
1,500,000 at $0.15 per share         1,500,000          1,500        223,500             --             --         225,000

Shares issued for cash with
warrants attached 1,600,000
shares at $0.09 per share            1,600,000          1,600        142,400         16,000             --         160,000

Stock issued for cash
1,520,000 shares at $0.10
per share                            1,520,000          1,520        150,480             --             --         152,000

Warrants issued for services
rendered 5,750,000 warrants
with value of $0.01 per warrant             --             --             --         57,500             --          57,500

Net (Loss)                                  --             --             --             --       (945,964)       (945,964)
                                    ----------   ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2000          18,863,950         18,864     12,148,882         97,500    (12,392,028)       (126,782)

Net (Loss)                                  --             --             --             --        (60,608)        (60,608)
                                    ----------   ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2001          18,863,950         18,864     12,148,882         97,500    (12,452,636)       (187,390)

        The accompanying notes are an integral part of these statements

                       AMERICAN SOUTHWEST HOLDINGS, INC.
                         (a development stage company)

                       STATEMENT OF STOCKHOLDERS' EQUITY
                                  (unaudited)
         FROM OCTOBER 20, 1989 (INCEPTION) TO MARCH 31, 2004 (CONTINUED)

                                          Common Stock             Paid in                    Accumulated
                                      Shares        Amount         Capital       Warrants       Deficit       Total Equity
                                    ----------   ------------   ------------   ------------   ------------    ------------

Stock issued for cash
400,000 shares at $0.04
per share
Warrants issued with stock
400,000 warrants at $0.01
per warrant                            400,000            400         15,600          4,000             --          20,000

Stock issued for debt at
$0.04 per share
29,000 warrants issued at $0.01      2,900,000          2,900        113,100         29,000             --         145,000

Net (Loss)                                  --             --             --             --        (57,298)        (10,433)
                                    ----------   ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2002          22,163,950   $     22,164   $ 12,277,582   $    130,500   $(12,509,934)   $    (79,688)

Stock for services at $0.01
per share                            6,000,000          6,000   $     56,092             --             --          62,092

Net (Loss)                                  --             --             --             --       (137,386)       (137,386)
                                    ----------   ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2003          28,163,950   $     28,164   $ 12,333,674   $    130,500   $(12,647,320)   $   (154,982)

Stock issued for cash,
4,750,000 shares at
$0.0152 per share                    4,750,000          4,750         67,769             --             --          72,519

Net (Loss)                                  --             --             --             --         (9,465)         (9,465)
                                    ----------   ------------   ------------   ------------   ------------    ------------

Balance, March 31, 2004             32,913,950   $     32,914   $ 12,401,443   $    130,500   $(12,647,320)   $    (91,928)
                                    ==========   ============   ============   ============   ============    ============

        The accompanying notes are an integral part of these statements

                       AMERICAN SOUTHWEST HOLDINGS, INC.
                         (a development stage company)

                             STATEMENT OF CASH FLOWS
                                   (unaudited)
                   FOR THE PERIODS ENDING MARCH 31, 2004, 2003
                      AND FROM INCEPTION TO MARCH 31, 2004


                                      Three Months Ended          Period from
                                    March 31,      March 31,   October 20, 1989
                                      2004           2003       (inception) to
                                                                March 31, 2004
                                 ----------------------------------------------

Operating Activities
   Net Loss                      $     (9,465)   $         --   $   (12,656,785)
   Services paid by Stock                  --              --           346,592
   Advances to Metal Sands Ltd        (38,805)             --           (38,805)
   Change in Accounts Payable          (5,399)             --           154,162
                                 ----------------------------------------------

   Cash Used in Operations            (53,669)             --       (12,194,836)
                                 ----------------------------------------------

Cash Utilized for Investments              --              --                --
                                 ----------------------------------------------

Financing Activities
   Note Payable                            --              --                --
   Sale of Stock and Warrants          72,519              --        12,218,265
                                 ----------------------------------------------

   Cash from Financing                 72,519              --        12,218,265
                                 ----------------------------------------------

Net Change in Net Cash                 18,850              --            23,429

Cash Beginning of Period                4,579              --                --
                                 ----------------------------------------------

Cash End of Period               $     23,429    $         --   $        23,429
                                 ==============================================


Supplemental Information

Interest                                    0               0                 0
Taxes                                       0               0                 0


Non cash transactions
   See Note on Stockholder Equity for transactions

        The accompanying notes are an integral part of these statements

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

WARRANTS

Below is a schedule of the outstanding warrants. All of them expire on July 1, 2004.

         Year        Number        Exercise Price        Value
         ----      ----------      --------------        -----

         2000       5,750,000          $0.10             $0.01
         2000       4,000,000           0.15              0.01
         2002       3,300,000           0.10              0.01
         2003               0
                   ----------

         Total     13,050,000
                   ==========

YEAR 2003 EQUITY TRANSACTIONS

During the year 2003 common stock was issued in exchange for services, 6,000,000 shares valued at $0.01 per share for a total of $62,092.

YEAR 2004 EQUITY TRANSACTIONS

Stock was sold for cash, 4,750,000 shares at $0.0152 per share for a total of $72,519.

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

                                       2003          2002          2001
                                    ----------    ----------    ----------
     Net change in deferred taxes
        since inception              1,604,299     1,583,691     1,583,691
     Valuation account by year      (1,604,299)   (1,583,591)   (1,583,591)
     Current taxes payable                   0             0             0
                                    ----------    ----------    ----------

     Provision for Income Taxes              0             0             0
                                    ==========    ==========    ==========

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

         Year                    Amount                 Expiration
         ----                  ----------               ----------

         1996                   2,327,161                  2016
         1997                   6,286,760                  2017
         1998                   1,700,877                  2018
         1999                     237,400                  2019
         2000                       1,201                  2020
         2001                           0                  2021
         2002                       4,540                  2022
         2003                     137,386                  2023
                               ----------

         Total NOL             10,695,325
                               ==========

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

NOTE 6. RELATED PARTIES

The Company has borrowed funds form an officer to pay general and administrative expenses. This is a short term demand note with note current interest.

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

NOTE 7. SEGMENT INFORMATION

Segment information is presented in accordance with SFAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue based upon internal accounting methods. Currently there is no revenue to segment.

NOTE 8. SUBSEQUENT EVENTS

The Company is currently negotiating a purchase of a mining exploration company in Australia. This will be a stock for stock purchase. The name of the company is Metal Sands Limited. Metal Sands Limited is an exploration stage company which has exploration rights to eleven parcels in western Australia. As shown on the balance sheet the Company has advanced Metal Sands funds in anticipation of this purchase and the subsequent mining operations.

A pro-forma condensed combined balance sheet as of March 31, 2004 of the Company and Metal Sands Limited would appear as follows. The purchased goodwill attributed to the mining rights is assumed at $66,014 for this presentation.

                             Metal      American      Goodwill
Item                         Sands      Southwest     Purchased     Combined
----                       --------     ---------     ---------     --------
Cash                       $ 22,561     $  23,429                   $ 45,990
Other Receivables             2,063                                    2,063
Equipment, net                1,248                                    1,248
Goodwill-mining rights                                $  66,014       66,014
Intercompany                 38,805        38,805                          0
Current Liabilities          53,081       154,162                    207,243
                           --------     ---------     ---------     --------
Net Equity                 $(66,014)    $ (91,928)    $  66,014     $(91,928)
                           ========     =========     =========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

     When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10QSB and 8-K filed with the Securities and Exchange Commission.

PLAN OF OPERATION

     The Company has not had any revenues from operations in the last five fiscal years. The Company has had travel expenses and due diligence fees. Monies for legal and accounting expenses were paid from funds received from the private sale of equity.

     The Company has executed a letter of intent to acquire Metal Sands Limited, an Australian mining company, which has 26 exploration licenses or license applications throughout the Scott Coastal Plain in Western Australia. If this transaction with Metal Sands Limited is consummated, the Company will make the appropriate filings with the SEC.

     If the acquisition of Metal Sands Limited is consummated, the Company will immediately attempt to raise $400,000 from the sale of its Common Stock and will need to raise approximately $3,000,000 by the fourth quarter of 2005 to commence exploration of Metal Sands Limited's mining properties. The Company has received a committment from Doyle Capital, Ltd., an Australian venture capital firm affiliated with the Company's President, to attempt to raise these funds. However, there is no assurance any funds can be obtained in the future.

RESULTS OF OPERATIONS

     REVENUES. The Company generated $0 in revenues for the three months ending March 31, 2004, versus $0 revenues for the same period in 2002. To date, the Company has not relied upon revenues for funding. The Company expects to derive its funding from private sources.

     GENERAL AND ADMINISTRATIVE EXPENSES. During the three months ended March 31, 2004, the Company incurred $9,456 in general and administrative expenses. The total cumulative expense during the development stage is $4,861,643. These expenses were incurred for legal, accounting and administrative expenses to maintain the good standing of the Company.

     PROVISION FOR INCOME TAXES. As of March 31, 2004, the Company's accumulated deficit was $(12,656,785), and as a result, there has been no provision for income taxes.

     NET INCOME. For the three months ended March 31, 2004, the Company recorded a net loss of $(9,465).

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2004, the Company had a cash balance of $23,429, compared to $4,579 as of March 31, 2003. The amounts expended were used to bring the Company current in all regulatory matters and filings and came from private funds.

     As of March 31, 2004, the Company had $0 in accounts receivable, compared to $0 as of March 31, 2003. The Company has been non-functioning during this time frame.

     As of March 31, 2004, the Company had $117,182 in accounts payable, compared to $121,851 for the period ending March 31, 2003.

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

ITEM 3. CONTROLS AND PROCEDURES

     Our President (Chief Executive Officer) and Treasurer (Principal Financial Officer), based on the evaluation of our disclosure controls and procedures has concluded as of March 31, 2004, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended March 31, 2004, there was no change in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

                                     PART II


ITEM 1. LEGAL PROCEDINGS

None

ITEM 2. CHANGES IN SECURITIES

     During the first quarter of 2004 the Company issued 4,750,000 restricted common stock shares to nine (9) non-United States individuals and entities for a total consideration of $72,519 U.S. These shares were issued under Section 4(2) of the Securities Exchange Act of 1933.

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

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit No.                             Description
-----------    -----------------------------------------------------------------

   31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the three months ended March 31, 2004.

                                 SIGNATURE PAGE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN SOUTHWEST HOLDINGS, INC.


Dated: May 24, 2004                     By: /s/ Alan Doyle
                                            ------------------------------------
                                            Alan Doyle
                                            President (Chief Executive Officer)
                                            and Treasurer (Principal Financial
                                            Officer)