Form 10QSB
period 2004-06-30
AMERICAN SOUTHWEST HOLDINGS INC
filed 2004-08-12
CIK 1001516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended June 30, 2004

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
                                                    ----------------------------


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the  Registrant's  Common Stock, as of August 10, 2004:
38,550,806

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                    FORM 10-QSB, QUARTER ENDED JUNE 30, 2004

                                      INDEX

                                                                            PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements..............................................    3
        Balance Sheet.....................................................    3
        Statement of Operations...........................................    4
        Statement of Stockholders' Equity.................................    5
        Statement of Cash Flows...........................................    7
        Notes to Financial Statements.....................................    8
Item 2. Management's Discussion and Analysis of Financial Condition
        and Plan of Operations............................................   14
Item 3. Controls and Procedures...........................................   15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................   16
Item 2. Changes in Securities.............................................   16
Item 3. Defaults Upon Senior Securities...................................   16
Item 4. Submission of Matters to a Vote of Security Holders...............   16
Item 5. Other Information.................................................   16
Item 6. Exhibits and Reports on Form 8-K..................................   16

Signatures................................................................   17

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET
                    AS OF JUNE 30, 2004 AND DECEMBER 31, 2003


                                                     June 30,      December 31,
                                                      2004             2003
                                                   (unaudited)
                                                   -----------     ------------
                      ASSETS

Cash                                               $     1,826     $      4,579
Advance to Metal Sands, Ltd.                            69,557               --
                                                   -----------     ------------
     Total Current Assets                               71,383            4,579
                                                   -----------     ------------
Total Assets                                       $    71,383     $      4,579
                                                   ===========     ============


       LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable                                   $   139,082    $     122,581
Note Payable to Officer                                 36,980           36,980
                                                   -----------     ------------
Total Current Liabilities                              176,062          159,561
                                                   -----------     ------------
Stockholders Equity

Common Stock
   Authorized shares 100,000,000,
   shares outstanding 38,550,806 at
   June 30, 2004, 28,163,9500 shares
   at June 30, 2003, par value $0.001                   38,434           28,164

   Paid in Capital                                  12,588,718       12,464,174

   Deficit accumulated during
   development stage                               (12,731,831)     (12,647,320)
                                                   -----------     ------------
   Total Stockholders' Equity (Deficit)               (104,679)        (154,982)
                                                   -----------     ------------
   Total Liabilities and Stockholders' Equity      $    71,383     $      4,579
                                                   ===========     ============

        The accompanying notes are an integral part of these statements.

                       AMERICAN SOUTHWEST HOLDINGS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)
         FOR THE THREE AND SIX MONTH PERIODS ENDING JUNE 30, 2004, 2003
                    AND FROM INCEPTION THROUGH JUNE 30, 2004

                                         Three Months Ended             Six Months Ended          Period from
                                               June 30,                     June 30,            October 20, 1989
                                     ---------------------------   --------------------------    (inception) to
                                         2004            2003          2004          2003         June 30, 2004
                                     ------------   ------------   -----------   ------------   ----------------
Revenue misc. (including interest)   $         --   $         --   $        --   $         --    $       83,938
                                     --------------------------------------------------------------------------
Expenses

Organizational Costs                                                                                    120,000
Write off of Hiab Project                                                                             7,697,615
Depreciation                                                                                             61,465
General and Administrative                 65,045         52,000        74,511         52,000         4,936,688
                                     --------------------------------------------------------------------------

Total Expenses                             65,045         52,000        74,511         52,000        12,815,768
                                     --------------------------------------------------------------------------

Income before Income Taxes                (65,045)       (52,000)      (74,511)       (52,000)      (12,731,830)
                                     --------------------------------------------------------------------------

Provision for Income Taxes                     --             --            --             --                --
                                     --------------------------------------------------------------------------

Net (Loss)                           $    (65,045)  $    (52,000)   $  (74,511)   $   (52,000)   $  (12,731,830)
                                     --------------------------------------------------------------------------

Basic
Earnings (Loss) per Share                  *              *
                                     ---------------------------

Weighted Average Shares                23,513,950     20,513,950
                                     ---------------------------

-----------------------

* = less than $0.01



        The accompanying notes are an integral part of these statements.

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                     FROM DECEMBER 31, 1999 TO JUNE 30, 2004

                                          Common Stock             Paid in                    Accumulated
                                      Shares        Amount         Capital       Warrants       Deficit       Total Equity
                                    ----------   ------------   ------------   ------------   ------------    ------------
Balance, December 31, 1999          10,943,950   $     10,944   $ 11,329,802   $         --   $(11,446,064)   $   (105,318)

Shares issued for services
900,000 shares at $0.10                900,000            900         89,100             --             --          90,000

Shares issued for cash with
warrants attached at $0.09           2,400,000          2,400        213,600         24,000             --         240,000

Shares issued for services
1,500,000 at $0.15 per share         1,500,000          1,500        223,500             --             --         225,000

Shares issued for cash with
warrants attached 1,600,000
shares at $0.09 per share            1,600,000          1,600        142,400         16,000             --         160,000

Stock issued for cash
1,520,000 shares at
$0.10 per share                      1,520,000          1,520        150,480             --             --         152,000

Warrants issued for services
rendered 5,750,000 warrants
with value of $0.01 per warrant             --             --             --         57,500             --          57,500

Net (Loss)                                  --             --             --             --       (945,964)       (945,964)
                                    --------------------------------------------------------------------------------------
Balance, December 31, 2000          18,863,950         18,864     12,148,882         97,500    (12,392,028)       (126,782)

Net (Loss)                                  --             --             --             --        (60,608)        (60,608)
                                    --------------------------------------------------------------------------------------
Balance, December 31, 2001          18,863,950         18,864     12,148,882         97,500    (12,452,636)       (187,390)

Stock issued for cash 400,000
shares at $0.04 per share
Warrants issued with stock
400,000 warrants at $0.01
per warrant                            400,000            400         15,600          4,000             --          20,000

Stock issued for debt at $0.04
per share 29,000 warrants
issued at $0.01                      2,900,000          2,900        113,100         29,000             --         145,000


        The accompanying notes are an integral part of these statements.

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS EQUITY
                                   (UNAUDITED)
               FROM DECEMBER 31, 1999 TO JUNE 30, 2004 (CONTINUED)

                                          Common Stock             Paid in                    Accumulated
                                      Shares        Amount         Capital       Warrants       Deficit       Total Equity
                                    ----------   ------------   ------------   ------------   ------------    ------------
Net (Loss)                                  --             --             --             --        (57,298)        (10,433)
                                    --------------------------------------------------------------------------------------
Balance, December 31, 2002          22,163,950   $     22,164   $ 12,277,582   $    130,500   $(12,509,934)   $    (79,688)

Stock for services at
$0.01 per share                      6,000,000          6,000   $     56,092             --             --          62,092

Net (Loss)                                  --             --             --             --       (137,386)       (137,386)
                                    --------------------------------------------------------------------------------------
Balance, December 31, 2003          28,163,950   $     28,164   $ 12,333,674   $    130,500   $(12,647,320)   $   (154,982)

Stock issued for cash,
4,750,000 shares
at $0.0152 per share                 4,750,000          4,750         67,769             --             --          72,519

Net (Loss)                                  --             --             --             --         (9,465)         (9,465)
                                    --------------------------------------------------------------------------------------
Balance, March 31, 2004             32,913,950   $     32,914   $ 12,401,443   $    130,500   $(12,647,320)   $    (91,928)

Stock issued for cash,
2,500,000 shares
at $0.0152 per share                 2,500,000          2,500         42,896             --             --          45,396

Stock issued for services,
961,851 shares at $0.0175
per share                              961,851            845         16,055             --             --          16,900

Warrants converted to stock          2,175,005          2,175        128,325       (130,500)            --              --

Net (Loss)                                  --             --             --             --        (74,511)        (75,045)
                                    --------------------------------------------------------------------------------------
Balance June 30, 2004               38,550,806         38,434     12,588,718             --    (12,721,831)       (104,678)
                                    ======================================================================================


        The accompanying notes are an integral part of these statements.

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
             FOR THE SIX MONTH PERIOD ENDING JUNE 30, 2004, 2003 AND
                      FROM INCEPTION THROUGH JUNE 30, 2004


                                       Six Months Ended          Period from
                                           June 30,            October 20, 1989
                                  --------------------------    (inception) to
                                      2004          2003         June 30, 2004
                                  -----------   ------------   ----------------
Operating Activities
   Net Loss                       $   (74,511)  $    (52,000)  $    (12,721,830)
   Services paid by Stock             (16,900)                          320,225
   Advances to Metal Sands Ltd.        69,557                           (69,557)
   Change in Accounts Payable           6,501                           166,061
                                  ---------------------------------------------
   Cash Used in Operations            (15,353)       (52,000)       (12,305,101)
                                  ---------------------------------------------
Cash Utilized for Investments
                                  ---------------------------------------------
Financing Activities
   Note Payable
   Sale of Stock and Warrants                                        12,306,926
                                  ---------------------------------------------
   Cash from Financing                                               12,306,926
                                  ---------------------------------------------
Net Change in Net Cash                                                    1,825

Cash Beginning of Period                                                     --
                                  ---------------------------------------------
Cash End of Period                                             $          1,825
                                  =============================================

Supplemental Information

Interest                                                                      0
Taxes                                                                         0


Non-cash transactions
   See Note on Stockholder
   Equity for transactions


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

In the opinion of management, the accompanying financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position and results of operations of the Company. These statements are based upon information currently available to management.

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

SECURITIES BASED COMPENSATION TO NON-EMPLOYEES

SFAS 123 provides that stock compensation paid to non-employees be recorded with a value which is based upon the fair value of the services rendered or the stock given, whichever is more reliable. The common stock paid to non-employees was valued at the value of the services rendered.

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

Stock issued for services, 961,851 shares valued at $0.0175 per share for a total of $16,800.

Stock issued for cash, 2,500,000 shares valued at $0.0152 per share for a total of $45,396.

WARRANTS

Below is a schedule of the outstanding warrants as of December 31, 2003. All of them would have expired on July 1, 2004.

         Year              Number        Exercise Price         Value
         ----            ----------      --------------         -----

         2000             5,750,000           $0.10             $0.01
         2000             4,000,000            0.15              0.01
         2002             3,300,000            0.10              0.01
         2003                     0
                         ----------
         Total           13,050,000
                         ----------

All of these warrants were converted to 2,175,000 shares of common stock prior to June 30, 2004. A total of $130,500 had previously been received for the warrants. That was an average of $0.0599 per share.

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

                                       2003          2002          2001
                                    ----------    ----------    ----------
     Net change in deferred taxes
       since inception               1,604,299     1,583,691     1,583,691
     Valuation account by year      (1,604,299)   (1,583,591)   (1,583,591)
     Current taxes payable                   0             0             0
                                    ----------    ----------    ----------

     Provision for Income Taxes              0             0             0
                                    ----------    ----------    ----------

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

         Year                       Amount                  Expiration
         ----                     ----------                ----------

         1996                      2,327,161                   2016
         1997                      6,286,760                   2017
         1998                      1,700,877                   2018
         1999                        237,400                   2019
         2000                          1,201                   2020
         2001                              0                   2021
         2002                          4,540                   2022
         2003                        137,386                   2023
                                  ----------
         Total NOL                10,695,325
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

NOTE 8. SUBSEQUENT EVENTS

The Company is currently negotiating a purchase of a mining company in Australia. This will be a stock for stock purchase. The name of the company is Metal Sands, Limited. Metal Sands Limited is an exploration stage company which has mining rights to eleven parcels in western Australia. As shown on the balance sheet the Company has advanced Metal Sands funds in anticipation of this purchase and the subsequent mining operations.

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

     In March 2004, the Company executed a letter of intent to acquire Metal Sands Limited, an Australian mining company, which has 26 exploration licenses or license applications throughout the Scott Coastal Plain in Western Australia ("Metal Sands"). In July 2004 the shareholders of Metal Sands and the required Australian government agency approved the Company's proposed acquisition of Metal Sands. If the Company's acquisition of Metal Sands is consummated, the Company will issue approximately 33,200,000 shares of the Company's common stock to the Metal Sands shareholders. If this transaction with Metal Sands is consummated, the Company will make the appropriate filings with the SEC.

     Prior to the consummation of the of the proposed Metal Sands acquisition, the Company is required to: (i) raise a total of $400,000 from the sale of its common stock; and (ii) list its common stock for trading on the NASDAQ Bulletin Board market. The Company has received a commitment from Doyle Capital, Ltd., an Australian venture capital firm affiliated with the Company's President, to raise the $400,000 (the "Private Placement"). The Company is hopeful the Private Placement can be achieved in the next few months. The Company presently intends to complete the Private Placement before submitting its listing application to NASDAQ. The NASDAQ listing process could require several months to complete. At this time, there is no assurance the proposed acquisition of Metals Sands will be consummated.

RESULTS OF OPERATIONS

     REVENUES. The Company generated $0 in revenues for the three months ending June 30, 2004, versus $0 revenues for the same period in 2003. The Company generated $0 in revenues for the six months ending June 30, 2004, versus $0 revenues for the same period in 2003. To date, the Company has not relied upon revenues for funding. The Company expects to derive its funding from private sources.

     GENERAL AND ADMINISTRATIVE EXPENSES. During the three months ended June 30, 2004, the Company incurred $65,045 in general and administrative expenses versus $52,000 for the same period of 2003. During the six months ended June 30, 2004, the Company incurred $74,511 in general and administrative expenses versus $52,000 for the same period in 2003. The total cumulative general and administrative expense during the development stage was $4,936,688.

     PROVISION FOR INCOME TAXES. As of June 30, 2004 the Company's accumulated deficit was $(12,731,831), and as a result, there has been no provision for income taxes.

     NET INCOME. For the three months ended June 30, 2004 the Company recorded a net loss of $(65,045) versus a net loss of ($52,000) for the same period of 2003. For the six months ended June 30, 2004 the Company recorded a net loss of $(74,511) versus a net loss of $(52,000) for the same period of 2003.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2004, the Company had a cash balance of $1,826, compared to $4,579 as of December 31, 2003. The amounts expended were used to bring the Company current in all regulatory matters and filings and came from private funds.

     As of June 30, 2004, the Company had $0 in accounts receivable, compared to $0 as of December 31, 2003. The Company had advanced $69,557 to Metal Sands Limited at June 30, 2004 in connection with its proposed acquisition.

     As of June 30, 2004, the Company had $176,062 in total current liabilities, compared to $159,561 for the period ending December 31, 2003.

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

ITEM 3. CONTROLS AND PROCEDURES

     Our President (Chief Executive Officer) and Treasurer (Principal Financial Officer), based on the evaluation of our disclosure controls and procedures has concluded as of June 30, 2004, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended June 30, 2004, there was no change in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

                                     PART II


ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     During the second quarter of 2004 the Company issued 2,500,000 restricted common stock shares to nine (9) non-United States individuals and entities at a price of $.0152 U.S per share. These shares were issued under Section 4(2) of the Securities Act of 1933.

     Also during the second quarter of 2004 the Company issued 961,851 restricted common stock shares to three (3) non-United States individuals and entities at a price of $.0175 U.S per share in consideration of past legal and accounting services. These shares were issued under Section 4(2) of the Securities Act of 1933.

     Pursuant to the agreement for the acquisition of Metal Sands, during the second quarter of 2004 the Company issued 2,175,000 restricted common stock shares to fourteen (14) non-United States individuals and entities and one (1) U.S. resident in conversion of Company warrants which had been sold for $130,500 U.S. These shares were issued under Section 4(2) of the Securities Act of 1933.

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

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit No.                             Description
-----------    -----------------------------------------------------------------

   31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)  REPORTS ON FORM 8-K

     On May 3, 2004, the Company filed two reports on Form 8-K relating to changes in accountants during 2002 and 2003.

                                 SIGNATURE PAGE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN SOUTHWEST HOLDINGS, INC.


Dated: August 11, 2004                  By: /s/ Alan Doyle
                                            ------------------------------------
                                            Alan Doyle
                                            President (Chief Executive Officer)
                                            and Treasurer (Principal Financial
                                            Officer)