Form 10QSB
period 2004-09-30
AMERICAN SOUTHWEST HOLDINGS INC
filed 2004-11-12
CIK 1001516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended September 30, 2004

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
                                                    ----------------------------


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's  Common Stock, as of November 10, 2004:
38,550,806

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                  FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2004

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET
                 AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003


                                                   September 30,   December 31,
                                                       2004            2003
                                                    (unaudited)
                                                   -------------   ------------
                      ASSETS

Cash                                               $       299     $      4,579
Advance to Metal Sands, Ltd.                            69,557               --
                                                   -----------     ------------
     Total Current Assets                               69,856            4,579
                                                   -----------     ------------
Total Assets                                       $    69,856     $      4,579
                                                   ===========     ============


       LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable                                   $   140,499    $     122,581
Accounts Payable Alan Doyle                             38,020               --
Accounts Payable Jelk Organization                      20,000               --
Note Payable to Doyle Capital Ltd.                      36,980           36,980
                                                   -----------     ------------
Total Current Liabilities                              235,499          159,561
                                                   -----------     ------------
Stockholders Equity

Common Stock
   Authorized shares 100,000,000,
   shares outstanding 38,550,806 at
   September 30, 2004; 28,163,950 shares
   at September 30, 2003, par value $0.001              38,434           28,164

   Paid in Capital                                  12,588,718       12,464,174

   Deficit accumulated during
   development stage                               (12,792,796)     (12,647,320)
                                                   -----------     ------------
   Total Stockholders' Equity (Deficit)               (165,644)        (154,982)
                                                   -----------     ------------
   Total Liabilities and Stockholders' Equity      $    69,856     $      4,579
                                                   ===========     ============

   The accompanying notes are an integral part of these financial statements.

                       AMERICAN SOUTHWEST HOLDINGS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)
      FOR THE THREE AND NINE MONTH PERIODS ENDING SEPTEMBER 30, 2004, 2003
                  AND FROM INCEPTION THROUGH SEPTEMBER 30, 2004

                                         Three Months Ended             Nine Months Ended          Period from
                                            September 30,                 September 30,          October 20, 1989
                                     ---------------------------   --------------------------    (inception) to
                                         2004            2003          2004          2003       September 30, 2004
                                     ------------   ------------   -----------   ------------   ------------------
Revenue misc. (including interest)   $         --   $         --   $        --   $         --     $         83,938
                                     -----------------------------------------------------------------------------
Expenses

Organizational Costs                           --             --            --             --              120,000
Write off of Hiab Project                      --             --            --             --            7,697,615
Depreciation                                   --             --            --             --               61,465
General and Administrative                 70,965         60,384       145,476        112,384            4,997,653
                                     -----------------------------------------------------------------------------

Total Expenses                             70,965         60,384       145,476        112,384           12,876,733
                                     -----------------------------------------------------------------------------

Income before Income Taxes                (70,965)       (60,384)     (145,476)      (112,384)         (12,792,795)
                                     -----------------------------------------------------------------------------

Provision for Income Taxes                     --             --            --             --                   --
                                     -----------------------------------------------------------------------------

Net (Loss)                           $    (70,965)  $    (60,384)   $ (145,476)   $  (112,384)    $    (12,792,795)
                                     -----------------------------------------------------------------------------

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

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                  FROM DECEMBER 31, 1999 TO SEPTEMBER 30, 2004

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

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
            FROM DECEMBER 31, 1999 TO SEPTEMBER 30, 2004 (CONTINUED)

                                          Common Stock             Paid in                    Accumulated
                                      Shares        Amount         Capital       Warrants       Deficit       Total Equity
                                    ----------   ------------   ------------   ------------   ------------    ------------
Net (Loss)                                  --             --             --             --        (57,298)        (10,433)
                                    --------------------------------------------------------------------------------------
Balance, December 31, 2002          22,163,950   $     22,164   $ 12,277,582   $    130,500   $(12,509,934)   $    (79,688)

Stock for services at
$0.01 per share                      6,000,000          6,000   $     56,092             --             --          62,092

Net (Loss)                                  --             --             --             --       (137,386)       (137,386)
                                    --------------------------------------------------------------------------------------
Balance, December 31, 2003          28,163,950   $     28,164   $ 12,333,674   $    130,500   $(12,647,320)   $   (154,982)

Stock issued for cash,
4,750,000 shares
at $0.0152 per share                 4,750,000          4,750         67,769             --             --          72,519

Stock issued for cash,
2,500,000 shares
at $0.0152 per share                 2,500,000          2,500         42,896             --             --          45,396

Stock issued for services,
961,851 shares at $0.0175
per share                              961,851            845         16,055             --             --          16,900

Warrants converted to stock          2,175,005          2,175        128,325       (130,500)            --              --

Net (Loss)                                  --             --             --             --       (145,476)       (145,476)
                                    --------------------------------------------------------------------------------------
Balance September 30, 2004          38,550,806         38,434     12,588,718             --    (12,792,796)       (175,109)
                                    ======================================================================================


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN SOUTHWEST HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
      FOR THE THREE AND NINE MONTH PERIODS ENDING SEPTEMBER 30, 2004, 2003
                  AND FROM INCEPTION THROUGH SEPTEMBER 30, 2004

                                      Three Months Ended           Nine Months Ended            Period from
                                         September 30,               September 30,           October 20, 1989
                                   --------------------------  --------------------------     (inception) to
                                       2004          2003        2004          2003         September 30, 2004
                                   -----------   ------------  -----------   ------------   ------------------
Operating Activities
     Net Loss                      $   (70,965)  $    (60,384) $  (145,476)  $   (112,384)   $     (12,792,795)
     Services paid by Stock                                        (16,900)        79,411              320,225
     Advances to Metal Sands Ltd                                    69,557             --              (69,557)
     Change in Accounts Payable         69,438        (27,411)     112,919         35,814              235,499
                                   ---------------------------------------------------------------------------
     Cash Used in Operations            (1,527)       (87,795)      20,100          2,841          (12,306,628)
                                   ---------------------------------------------------------------------------
Cash Utilized for Investments               --             --           --             --                   --
                                   ---------------------------------------------------------------------------
Financing Activities
     Note Payable                           --             --           --             --                   --
     Sale of Stock and Warrants             --             --           --             --           12,306,926
                                   ---------------------------------------------------------------------------
     Cash from Financing                    --             --           --             --           12,306,926
                                   ---------------------------------------------------------------------------
Net Change in Net Cash                  (1,527)       (87,795)          --             --                  298

Cash Beginning of Period                 1,826             --           --             --                   --
                                   ---------------------------------------------------------------------------
Cash End of Period                 $       299   $    (87,795)   $     299   $         --    $             298
                                   ===========================================================================

Supplemental Information
  Interest                                   0              0                                                0
  Taxes                                      0              0                                                0

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
                         ----------

All of these warrants were converted to common stock prior to June 30, 2004. A total of $130,500 was received for the 2,175,005 shares of common stock. That was an average of $0.0599 per share.

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
                             ========     =========    =========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

     Certain matters discussed in this report may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such matters involve risks and uncertanties that may cause actual results to differ materially, including the following: changes in economic conditions; general competitive factors; the Company's ability to execute its business model and strategic plans; and the risks desccribed from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

     Prior to the consummation of the of the proposed Metal Sands acquisition, the Company is required to: (i) raise a total of $400,000 from the sale of its common stock; and (ii) commence listing its common stock for trading on the NASDAQ Bulletin Board market. The Company has received a commitment from Doyle Capital, Ltd., an Australian venture capital firm affiliated with the Company's President, to raise the $400,000 (the "Private Placement"). The Company is hopeful the Private Placement can be achieved in the next few months. The Company presently intends to complete the Private Placement before submitting its listing application to NASDAQ. The NASDAQ listing process could require several months to complete. At this time, there is no assurance the proposed acquisition of Metals Sands will be consummated.

RESULTS OF OPERATIONS

     REVENUES. The Company generated $0 in revenues for the three months ending September 30, 2004, versus $0 revenues for the same period in 2003. The Company generated $0 in revenues for the nine months ending September 30, 2004, versus $0 revenues for the same period in 2003. To date, the Company has not relied upon revenues for funding. The Company expects to derive its funding from private sources.

     GENERAL AND ADMINISTRATIVE EXPENSES. During the three months ended September 30, 2004, the Company incurred $70,965 in general and administrative expenses versus $60,384 for the same period of 2003. During the nine months ended September 30, 2004, the Company incurred $145,476 in general and administrative expenses versus $112,384 for the same period in 2003. The total cumulative general and administrative expense during the development stage was $4,997,653.

     PROVISION FOR INCOME TAXES. As of September 30, 2004 the Company's accumulated deficit was $(12,792,795), and as a result, there has been no provision for income taxes.

     NET INCOME. For the three months ended September 30, 2004 the Company recorded a net loss of $(70,965) versus a net loss of ($60,384) for the same period of 2003. For the nine months ended September 30, 2004 the Company recorded a net loss of $(145,476) versus a net loss of $(112,384) for the same period of 2003.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2004, the Company had a cash balance of $299, compared to $4,579 as of December 31, 2003. The amounts expended were used to bring the Company current in all regulatory matters and filings and came from private funds.

     As of September 30, 2004, the Company had $0 in accounts receivable, compared to $0 as of December 31, 2003. The Company had advanced $69,557 to Metal Sands Limited at September 30, 2004 in connection with its proposed acquisition.

     As of September 30, 2004, the Company had $235,499 in total current liabilities, compared to $159,561 for the period ending December 31, 2003.

     The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to receive additional funding to meets its reporting obligations and find some form of acquisition or business combination. The Company does not have enough cash to meet its operating requirements and has no business plan, except for the completion of the Metal Sands acquisition.

     The Company may raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. The Company may seek access to the private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms.

ITEM 3. CONTROLS AND PROCEDURES

     Our President (Chief Executive Officer) and Treasurer (Principal Financial Officer), based on the evaluation of our disclosure controls and procedures has concluded as of September 30, 2004, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended September 30, 2004, there was no change in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit No.                             Description
-----------    -----------------------------------------------------------------

   31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 2004.

                                 SIGNATURE PAGE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN SOUTHWEST HOLDINGS, INC.


Dated: November 11, 2004                By: /s/ Alan Doyle
                                            ------------------------------------
                                            Alan Doyle
                                            President (Chief Executive Officer)
                                            and Treasurer (Principal Financial
                                            Officer)