Form 10KSB
period 2004-12-31
AMERICAN SOUTHWEST HOLDINGS INC
filed 2005-06-03
CIK 1001516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 0-27947

AMERICAN SOUTHWEST HOLDINGS, INC.
(Name of small business issuer in its charter)

Delaware	86-0800964
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

4225 N. Brown Ave., Scottsdale, Arizona	85251
(Address of principal executive offices)	(ZIP Code)

Issuer's telephone number: (480) 946-4006

Securities registered under Section 12(b) of the Exchange Act:   None

Securities to be registered under Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB ☐

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $4,136,140 based upon a market price of $.05 on April 7, 2005.

The number of shares outstanding of the registrant's common stock, $0.001 par value was 85,720,806 as of April 7, 2005.

AMERICAN SOUTHWEST HOLDINGS, INC.

PART I

ITEM 1.	BUSINESS

American Southwest Holdings, Inc., formerly known as Ameriserv Financial Corporation (the "Company"), was incorporated in the State of Delaware on October 20, 1989, and on December 15, 1989 merged with Cordon Corporation, a Nevada corporation, with the Delaware entity being the surviving corporation. The Company was formed for the primary purpose of selling home warranty services pursuant to contracts with homeowners. In 1993 the Company filed for bankruptcy. On April 19, 1994, the U.S. Bankruptcy Court, Northern District of Texas, issued an order closing and finalizing the bankruptcy proceedings of the Company. Under the terms of the bankruptcy, the Company was forced to liquidate all of its assets. The proceeds were then distributed among the creditors, thereby satisfying all of the Company's outstanding debts. The Company halted operations and ceased to do business at the conclusion of the bankruptcy proceedings. The Company utilized a "fresh-start" accounting method in its reorganization.

On July 28, 1995, the name of the Company was changed from Ameriserv Financial Corporation to Namibian Copper Mines, Inc.

On June 9, 2000, the name of the Company was changed from Namibian Copper Mines, Inc. to American Southwest Holdings, Inc.

The Company entered into an agreement to acquire the Haib Copper Project's mining claims owned by Haib Copper Co. (Pty) Limited. The total purchase consideration was $3,780,000, subject to CPI indexation and installments totaling $427,000 were paid to Haib Copper Co. (Pty) Limited. In 1998, due to the down turn in copper prices, the Company withdrew from the project. The Company lost its interest in the project at that time.

On December 15, 2004, the Company completed its acquisition of Metal Sands Limited, an Australian company ("Metal Sands"), which as of the completion of the acquisition had six exploration licenses, and had filed 10 exploration license applications and 11 prospecting license applications for mining properties throughout the Scott Coastal Plain in Western Australia. The Company issued 33,100,000 shares of its common stock to the shareholders of Metal Sands in exchange for all of the outstanding shares of Metal Sands.  The stock was valued at $0.04 per share.  Currently, the Company is in the exploration stage.

Employees

At April 30, 2005, in addition to the Company's President, the Company employed one person, who was an employee of the Company's subsidiary, Metal Sands Limited. The Company and Metal Sands engage consultants from time to time. The Company presently estimates that one employee should be sufficient for the Company to complete its planned exploration of the Metal Sands properties. Additional employees will need to be hired if the Company moves into the mining stage of development.

ITEM 2.	PROPERTIES

The Company is provided an accounting office at 4225 N. Brown Avenue, Scottsdale, Arizona 85251 at no cost to the Company, although the accountant charges the Company for services provided.

The Company's Metal Sands subsidiary has offices located at 22 Oxford Close, Leederville, Western Australia, where it leases 1,300 square feet of space for a monthly rent of $1,075. This space is leased under a two-year lease which commenced in October 2003 and expires in September 2005.

In November 2004, Metal Sands entered into a nine month lease of a house at 4014 Brockham Highway, Karridale, Western Australia, at a weekly rent of $128.  This property provides a field office for Metal Sands' employees and consultants while working at the property sites in the Scott Coastal Plain.

Mining Properties

The Company's subsidiary, Metal Sands, leases its mining properties from the Western Australian Department of Industry and Resources (the "DIR"). Mining claims are called "tenements" in Western Australia. The DIR issues tenement licenses for various purposes. For exploration and mining, the categories of mining tenure granted by the DIR include (in order from most developed to least developed): mining leases, exploration licenses, and prospecting licenses. The DIR license granting process for each category commences with the filing of a license application. After an application is filed, the DIR reviews the application and after a period of time grants the application, if no objections are made to the application. Any party may file an objection to a license application. When an objection is filed, a governmental agent called a "warden" conducts a hearing on the objection and makes a ruling in support of or against the objection. Generally, the DIR follows the warden's ruling on the objection in granting the license application, or modifying the application. If the objection is upheld, the applying party may accept the modified license application or have its application rejected. A party holding any level of tenement license, such as a prospecting license on a property, preempts any other party from applying for a higher-level license on that property during the license term.

As of April 1, 2005, the Company has been granted six exploration licenses and has filed another 11 exploration license applications and 11 prospecting license applications.

Governor Broome Tenement

At present the Company's most promising mining property is the tenement known as the Governor Broome project. The Governor Broome project is located 21 kilometers east northeast of Augusta, Western Australia in the Scott Coastal Plain. Access to this property is from the Brockman Highway, which is fully paved, and then along Governor Broome Road. Power for future mining operations, if required, can be supplied through existing high-tension power lines, which pass within two kilometers of the tenement.

The Governor Broome tenement has been leased as an exploration license from the DIR, for a term of five years commencing on January 9, 2002. The annual rent on this tenement is $3,663, and there is an annual expenditure requirement on this tenement as well. Parts of the Governor Broome tenement were previously leased by Kingstream Resources, Westralian Sands and Cable Sands, Australian mining companies. Three project reports on the Governor Broome tenement have been previously filed with the DIR.

The Company's subsidiary has performed ground geophysics, including radiometrics on this tenement, drilled over 200 core holes, made heavy mineral determinations, and performed grain counts and mineralogy. Laboratory testing of the drill samples leads the Company to believe, without assurance, that a commercial grade of titanium ore is present on this tenement. The Company has commenced preliminary engineering studies on the Governor Broome tenement. The Company expects to prepare a full feasibility study, including mapping, resource and reserve studies on this tenement over the next 18 months, at an estimated cost of $5,000,000, if such working capital can be obtained. Such work would satisfy the Company's annual expenditure requirement on this tenement when completed.

There is neither mining equipment nor a plant currently located on the Governor Broome tenement. A mine, if any, located on this property in the future would be an open pit mine. There are no known mining reserves on the Governor Broome tenement and the Company's planned program for the tenement is exploratory in nature at the present time.

Five Other Granted Exploratory Tenements

The Company currently has been granted five other exploration licenses in the Scott Coastal Plain from the DIR. There is neither mining equipment nor a plant currently located on any of these five exploratory tenements. A mine, if any, located on these properties in the future would be an open pit mine. There are no known mining reserves on these five exploratory tenements and the Company's planned program for these five licenses is exploratory in nature. The Company is hopeful, without assurance, of locating evidence of ores containing titanium minerals, garnet and zircon on these five exploratory tenements during its exploratory work.

The location of each of these five exploratory tenements, license information, access and power information, prior ownership (if any), prior report information (if any) and planned exploration work is set forth below.

The exploratory tenement called the Rover Range is located approximately 15 kilometers north of Augusta, Western Australia. This tenement has been leased for a term of five years, commencing on November 9, 2001. The annual rent on this tenement is $1,188, and there is an annual expenditure requirement on this tenement as well. Access to and power for mining this tenement would come from Glenarty Road. Some of the land covered by this tenement was previously leased by BHP Minerals and at least one mining report has been filed on this tenement with the DIR. Metal Sands has undertaken some field work on this tenement, and presently plans on commencing aircore drilling on this property in the next 12 months, at an estimated cost of $120,000, if such working capital can be obtained. Such work, when completed, would satisfy the Company's annual expenditure requirement on this tenement.

The exploratory tenement called Bullant is located approximately 20 kilometers north of Augusta, Western Australia. This tenement has been leased for a term of five years, commencing on January 9, 2002. The annual rent on this tenement is $2,772, and there is an annual expenditure requirement on this tenement as well. Access to and power for mining this tenement would come from McCloud Creek Road. Some of the ground covered by this tenement was previously leased by BHP Minerals and at least one mining report has been filed on this tenement with the DIR. Metal Sands has completed field work on this tenement, and presently plans on completing aircore drilling on this property in the next 12 months, at an estimated cost of $80,000, if such working capital can be obtained. Such work, when completed, would satisfy the Company's annual expenditure requirement on this tenement.

The exploratory tenement called Witchcliffe East is located approximately 38 kilometers north of Augusta, Western Australia. This tenement has been leased for a term of five years, commencing on February 17, 2005. The annual rent on this tenement is $1,782, and there is an annual expenditure requirement on this tenement as well. Access to and power for mining this tenement would come from Brockman Highway, which is paved. The Company has no knowledge that this tenement was previously leased from the DIR, nor of any mining report being filed on this tenement with the DIR. Metal Sands presently plans on commencing field work on this property in the next 12 months, at an estimated cost of $50,000, if such working capital can be obtained. Such work, when completed, would satisfy the Company's annual expenditure requirement on this tenement.

The exploratory tenement called Witchcliffe South is located approximately 29 kilometers north of Augusta, Western Australia. This tenement has been leased for a term of five years, commencing on January 15, 2004. The annual rent on this tenement is $990, and there is an annual expenditure requirement on this tenement as well. Access to and power for mining this tenement would come from Warner Glen Road. The Company has no knowledge that this tenement was previously leased from the DIR, nor of any mining report being filed on this tenement with the DIR. Metal Sands presently plans on completing field work and aircore drilling on this property in the next 24 months, at an estimated cost of $200,000, if such working capital can be obtained. Such work, when completed, would satisfy the Company's annual expenditure requirement on this tenement.

The exploratory tenement called Regans Ford is located approximately 52 kilometers west northwest of Gin Gin, Western Australia. This tenement has been leased for a term of five years, commencing on January 9, 2005. The annual rent on this tenement is $1,584, and there is an annual expenditure requirement on this tenement as well. Access to and power for mining this tenement would come from Brand Highway, which is paved. Portions of the tenement were previously leased by Iluka. Metal Sands presently plans on completing field work and aircore drilling on this property in the next three years, at an estimated cost of $400,000, if such working capital can be obtained. Such work, when completed, would satisfy the Company's annual expenditure requirement on this tenement.

11 Exploration License Applications

The Company currently has filed with the DIR applications for leasing 11 additional exploration tenements in the Scott Coastal Plain and North Perth Basin of Western Australia and at Sea Elephant Bay in Tasmania, which are referred to herein as the "exploration license applications." The Sea Elephant Bay application currently has an objection filed against it. The Company cannot currently predict when, if ever, these exploration licenses will be granted by the DIR.

The tenements for these license applications are all located around Augusta, Gin Gin or Eneabba, in Western Australia and one license application is located at Sea Elephant Bay in Tasmania. Access to these 11 properties is from fully paved roads. Power for future mining operations, if any, on these properties would come from these roads. Portions of seven of these 11 exploration tenements have been leased previously. There is no mining equipment or a plant currently located on any of these exploration tenements. A mine, if any, located on these properties in the future would be an open pit mine. If these exploration licenses are granted, of which there is no assurance, the Company presently plans on completing field inspection and aircore drilling on these tenements over the next six years, at an estimated cost of $2,000,000, if such working capital can be obtained. Such work would satisfy the Company's annual expenditure requirement on these tenements when completed. There are no known mining reserves on these 11 exploration tenements and the Company's planned program for these exploration tenements is exploratory in nature.

The Company is hopeful, without assurance, of locating evidence of ores containing titanium on these 11 exploration tenements during its exploratory work.

11 Prospecting License Applications

The Company currently has filed with the DIR applications for leasing 11 prospecting tenements in the Scott Coastal Plain region of Western Australia, which are referred to herein as the "prospecting license applications." All of these prospecting license applications currently have objections filed against them. The Company cannot currently predict when, if ever, prospecting licenses may be granted by the DIR on these prospecting tenements.

The prospecting tenements for these license applications are all located within 32 to 36 kilometers north from Augusta, Western Australia. Access to these 11 properties is from Davis Road, which is only partially paved. Power for future mining operations, if any, on these properties would come from Davis Road.

The Company is not aware that any of these 11 prospecting tenements has ever been leased previously. There is no mining equipment or a plant currently located on any of these 11 prospecting tenements. A mine, if any, located on these properties in the future would be an open pit mine.

If these prospecting licenses are granted, of which there is no assurance, the Company presently plans on completing a field inspection and aircore drilling on these 11 prospecting tenements within three years of grant, at an estimated cost of $100,000, if such working capital can be obtained. Such work would satisfy the Company's annual expenditure requirement on these tenements when completed. There are no known mining reserves on these 11 prospecting tenements and the Company's planned program for these 11 prospecting tenements is exploratory in nature.

The Company is hopeful, without assurance, of locating evidence of ores containing titanium on these 11 prospecting tenements during its exploratory work.

ITEM 3.	LEGAL PROCEEDINGS

The Company has had no legal proceedings during the past year.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company's 2004 fiscal year.

On March 28, 2005, a majority of the Company's shareholders approved an increase in the Company's authorized common stock to 300,000,000 shares.

PART II

ITEM 5.	MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There was no trading of the Common Stock of the Company or any other securities of the Company in a public market in 2003 or 2004. The Company's Common Stock began trading again on the "Pink Sheets-OTC market" in January 2005 under the symbol "ASWT.PK." The Company intends to file a Form 211 to reinstate the Common Stock of the Company for trading on the OTC Bulletin Board. However, there can be no assurance that such reinstatement can be accomplished or that a trading market will develop for the Common Stock of the Company in the future.

Yahoo - Finance listed a high and low trading price of $.10 and $.05, respectively, for the period from January 1, 2005 through April 7, 2005.

Recent Sales of Restricted Securities

All unregistered securities sold by the Company during the fourth quarter of fiscal year 2004 were reported previously in a filing by the Company.

Stockholders

The Company has approximately 430 stockholders of record, including nominee firms for securities dealers as of April 7, 2005.

Dividends

The Company has not paid or declared any dividends upon its common shares since its inception and, by reason of its present financial status and its contemplated financial requirements, does not intend to pay or declare any dividends upon its common shares within the foreseeable future.

Common Stock

During 2004 the authorized capital stock of the Company consisted of 100,000,000 shares of common stock, par value $0.001 per share. On March 28, 2005, the Company's shareholders approved an increase in the Company's authorized capital to 300,000,000 common stock shares, par value $0.001 per share.  As of April 7, 2005, there were 85,720,806 shares of common stock issued and outstanding. Holders of common stock are entitled to one vote for each share held on each matter to be acted upon by stockholders of the Company. Stockholders do not have preemptive rights or the right to cumulate votes for the election of directors. Shares are not subject to redemption nor to any liability for further calls. All shares of common stock issued and outstanding are entitled to receive such dividends, if any, as may be declared by the Board of Directors in its discretion out of funds legally available for that purpose, and to participate pro rata in any distribution of the Company's assets upon liquidation or dissolution.

In the event of liquidation or dissolution of the Company, all assets available for distribution after satisfaction of all debts and other liabilities are distributable among the holders of the common stock.

The transfer agent for the Company's common stock is Holladay Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, Arizona 85251.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Year Ending December 31, 2004

Operations.

For the year ending December 31, 2004 the Company experienced a comprehensive loss of $458,155, which was comprised primarily of its other general and administrative costs of $446,324, exploration expenses of $15,016 and net foreign currency gain and adjustment of $3,235. In comparison, during the year ending December 31, 2003 the Company's comprehensive loss was $137,386. The increase in the comprehensive loss in 2004 primarily resulted from the $240,000 fee due to Doyle Capital for services during the year. The Company expects its management salaries to continue at the same level throughout the remainder of 2005. The Company expects its exploration expenses to increase throughout the remainder of 2005 as its exploration program on its properties continues. (See "Item 2. Properties.")

Liquidity and Capital Resources.

The Company raised approximately $490,000 from foreign private placements throughout the year. The Company will need to continue substantial fund raising in 2005 and 2006, because the Company's planned exploration program for its mining properties requires expenditures of approximately $8,000,000 over the next 5 years, with approximately $5,500,000 of exploration expenditures planned for the next two years. (See "Item 2. Properties.")

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our financial statements for the year ended December 31, 2004. Our accumulated deficit at December 31, 2004 was $13,099,597. All exploration costs are expensed as incurred.

These financial statements have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized, and liabilities settled in the ordinary course of business. Accordingly, these financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of the financial statements.

The Company currently has no commitment for funding all or a portion of its future exploration expenses. There is no assurance the Company will be able to obtain in the near future all or a portion of its future exploration expenses.

In the future the Company may consider selling some of its properties or joint venturing the exploration and mining of some of its properties, if exploration capital cannot be readily obtained.

ITEM 7.	FINANCIAL STATEMENTS

See Financial Statements starting at page F-1 for this information.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On December 3, 2002 the Company's Board of Directors approved the resignation of Ashworth, Mitchell Brazelton, PLLC ("AMB") as the Company's certifying accountant. On September 17, 2003, Company's Board of Directors approved the engagement of Shelley International CPA ("Shelley") as the Company's certifying accountant.

AMB had been the Company's certifying accountant for the prior two years. During such two years AMB's report on the Company's financial statements contained no adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles, except for a fourth explanatory paragraph regarding Company's "ability to continue as a going concern." The Company had no disagreements with AMB during such two years and any subsequent interim period preceding the date of dismissal on December 3, 2002 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of AMB, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

The Company made the contents of its May 3, 2004 Form 8-K filing with the SEC available to AMB and requested them to furnish a letter to the SEC as to whether AMB agreed or disagreed with, or wished to clarify the Company's expression of their views. A copy of AMB's letter to the SEC was included as an exhibit to that filing.

The Company did not consult with Shelley prior to its engagement regarding the application of any accounting principles or any type of audit opinion that might be rendered by it. The Company made the contents of its Form 8-K filing available to Shelley and requested them to furnish a letter to the SEC as to whether Shelley agrees or disagrees with, or wishes to clarify Company's expression of their views.

On March 28, 2005, the Board of Directors of the Company approved the dismissal of Shelley as the Company's certifying accountant and approved the engagement of Semple & Cooper, LLP ("S&C") as the Company's certifying accountant.

Shelley had been the Company's certifying accountant for the three prior fiscal years. During the past three years Shelley's report on the Company's financial statements contained no adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles, except for a fourth explanatory paragraph regarding the Company's ability "to continue as a going concern." The Company had no disagreements with Shelley during the past three years and any subsequent interim periods preceding the date of dismissal on March 28, 2005 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Shelley, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

The Company did not consult with S&C prior to its engagement regarding the application of any accounting principles or any type of audit opinion that might be rendered by it.

The Company made the contents of its Form 8-K filed April 1, 2005 available to Shelley and requested them to furnish a letter to the SEC as to whether Shelley agreed or disagreed with, or wished to clarify the Company's expression of their views.  Shelley provided its letter to the SEC indicating that it agreed with the Company's expression of their views, which letter was filed with the SEC on April 7, 2005 as Exhibit 16 to Amendment No. 1 to such Form 8-K.

ITEM 8A.	CONTROLS AND PROCEDURES

Our President (Chief Executive Officer) and Treasurer (Principal Financial Officer), based on the evaluation of our disclosure controls and procedures has concluded that, as of December 31, 2004, our disclosure controls and procedures were ineffective to ensure that the information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. More specifically, the Company identified a material weakness due to a lack of sufficient personnel with appropriate knowledge in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to equity transactions.  Management plans to identify an appropriate service provider to eliminate this material weakness.  During the fiscal year ended December 31, 2004, there was no change in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the Company are as follows:

Name	Age	Position

Alan Doyle	51	President, Treasurer, Secretary & Director

Peter Holsworth	61	Director

Alan Doyle - Mr. Doyle is a 1978 Economic Geology graduate and received a post-Graduate diploma in Mineral Economics in 1979 from MacQuarie University, Sydney, Australia. He worked for and held senior positions with several large international resource companies prior to entering the financial services industries in the early 1980s. Mr. Doyle then worked as a mining analyst and in the corporate division for two international stock brokers before setting up his own corporate advisory firm in 1990. In 1990 he formed the investment banking firm of Turnbull Doyle Resources Pty Ltd. of Sydney, Australia, which invested in various international mining projects. In 1996 Mr. Doyle formed Doyle Capital, Ltd. of Sydney, Australia as an investment banking firm. Mr. Doyle has been the President, Chief Executive Officer, Treasurer, Principal Financial Officer, Secretary and a director of the Company since July 1995.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our directors, executive officers and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership of our Common Stock. Reporting persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Alan Doyle and Peter Holsworth did not file the required Form 4s relating to changes in ownership of our Common Stock during 2004 by December 31, 2004. These forms have been filed as of the date of this filing.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth for the fiscal years ended December 31, 2004, 2003 and 2002, compensation awarded or paid to the Company's executive officers and directors. Other than as indicated in the table below, no executive officer or director of the Company received any annual compensation in the years ended December 31, 2004, 2003 or 2002.

		Annual Compensation				Long-Term Compensation
							Securities		All Other
					Other Annual	Restricted	Underlying		Annual
Name and					Compensation	Stock	Options/SARs	LTIP	Compensation
Principal Position	Year	Salary ($)		Bonus ($)	($)	Awards ($)	($)	Payouts ($)	($)

Alan Doyle	2004	0	(1)	0	0	0	0	0	0
President, Secretary,	2003	0		0	0	0	0	0	0
Treasurer, Director	2002	0		0	15,000	0	0	0	0

Peter Holsworth	2004	0		0	0	0	0	0	0
Director	2003	0		0	0	0	0	0	0
	2002	0		0	0	0	0	0	0
_____________

(1)
This salary does not include $240,000 per annum due to Doyle Capital, Ltd. pursuant to a consulting agreement.  This amount was accrued in 2004, but not paid.  (See "Item 12. Certain Relationships and Related Transactions," below.)

The following table sets forth certain information concerning the warrants (with stock appreciation rights) granted during the fiscal year to the Company's chief executive officer and each other executive officer.

	Number of	% of Total
	Securities	Options/SARs
	Underlying	Granted to
	Options/SARs	Employees in	Exercise or Base	Expiration
Name	Granted (#)	Fiscal Year	Price ($/Sh)	Date

Alan Doyle	15,000,000 (1)	100%	$0.04	12/31/2007
______________

(1)
These warrants were issued to Doyle Capital, Ltd., an Australian entity of which Mr. Doyle is an officer, director and principal shareholder, as compensation for Doyle Capital's efforts in completing the Metals Sands acquisition.

The following table sets forth information concerning each exercise of stock options and the value of unexercised options (with stock appreciation rights) at December 31, 2004 for the Company's chief executive officer and each other officer.

			Number of Securities	Value of
			Underlying Unexercised	Unexercised In-the-Money
	Shares Acquired		Options/SARs At FY-End(#)	Options/SARs at FY-End($)
Name	On Exercise (#)	Value Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable

Alan Doyle	–	–	15,000,000 / 0	$0 / $0 (1)
______________

(1)	Based on a December 30, 2004 trading price of $.00 per share.

The Company currently has no pension, retirement, annuity, savings or similar benefit plan which provides compensation to its executive officers or directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of April 7, 2005 by (i) all those known by the Company to be the beneficial owners of more than 5% of its Common Stock, (ii) each of the Company's directors and officers, and (iii) all of the Company's directors and executive officers as a group.

Name of	Amount of		Percent
Beneficial Owner	Beneficial Ownership		of Class

Alan Doyle, President and Director	2,998,001 shares	(1)	3.5%

Peter Holsworth, Director	0 shares		0.0%

All officers and directors as a group	2,998,001 shares	(2)	3.5%
______________

(1)
This number does not include warrants to purchase 15,000,000 shares at $.04 per share through December 31, 2007. If Mr. Doyle exercises these warrants, he would own 17.9% of the Company's presently outstanding shares.

(2)
This number does not includes warrants to purchase 15,000,000 shares at $.04 per share through December 31, 2007. If Mr. Doyle exercises these warrants, the officers and Directors of the Company, as a group, would own 17.9% of the Company's presently outstanding shares.

The following table sets forth certain information concerning equity compensation plans approved by the Company's shareholders and not approved by the Company's shareholders at December 31, 2004.

	Number of		Number of
	Shares to be	Weighted	Shares to be
	Issued for	Average Exercise	Issued for Other
Plan Category	Compensation	Price	Compensation

Approved by Shareholders	0	0	0

Not Approved by Shareholders	15,000,000	$0.04	0

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In September 2003, the Company entered into a consulting agreement with DCL which provided for a consulting fee of $15,000 per month to be paid by the Company.  At December 31, 2003, $60,000 of fees had been accrued but not paid by the Company.  In May 2005, this $60,000 was forgiven and waived by DCL.

Effective January 2004, the Company amended its consulting agreement with DCL to extend the expiration date to December 31, 2007 and to increase the monthly consulting fee to $20,000.  $240,000 has been accrued as due to DCL at December 31, 2004 but is unpaid at May 25, 2005.  At December 31, 2004, DCL was owed a total of $251,209 from the consulting fees and working capital loans to the Company.  Also under this amended agreement, DCL was to receive a 6% commission on all gross proceeds from foreign private placements conducted by DCL on the Company's behalf.  In May 2005, DCL waived its right to any commissions on amounts raised in 2004.  Additionally, pursuant to this agreement DCL was issued 15,000,000 warrants with an exercise price of $0.04 and an expiration date of December 31, 2007 as compensation for the facilitation of the Metal Sands acquisition.  These warrants were issued to DCL in December 2004 and were valued at $300,000, based on the Black Scholes pricing model.

On June 30, 2004, as part of the acquisition of Metals Sands, the Company converted all of its outstanding warrants to common stock shares on the basis of six warrants becoming one common stock share. As part of this warrant conversion Mr. Doyle received 166,667 shares of Company common stock in conversion of 1,000,000 warrants. As part of this warrant conversion Doyle Resources Capital Pty, Ltd., an Australian entity of which Mr. Doyle is an officer, director and principal shareholder, received 116,667 shares of Company common stock in conversion of 700,000 warrants. As part of this warrant conversion P.S.G. Doyle Capital, Ltd., an Australian entity of which Mr. Doyle is an officer, director and principal shareholder, received 66,667 shares of Company common stock in conversion of 400,000 warrants. As part of this warrant conversion Syntek International Pty, Ltd., an Australian entity of which Mr. Holsworth was an officer, director and principal shareholder, received 416,667 shares of Company common stock in conversion of 2,500,000 warrants. These common stock shares were issued to Mr. Doyle, Mr. Holsworth and their affiliates on the same terms as issued to other warrant holders at that time.

At December 31, 2004, Alan Doyle was owed a total of $86,980 by the Company from various accounts payable and working capital loans.

ITEM 13.	EXHIBITS

Exhibit No.	Description

10.1	Consulting Agreement between the Company and Doyle Capital Limited, dated August 18, 2003

10.2	Update to Consulting Agreement between the Company and Doyle Capital Limited, dated March 1, 2004

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In the 2004 fiscal year the Company paid $10,000 to its auditor for auditing services, $0 for audit-related services, and $0 for tax services. In the 2003 fiscal year the Company paid $7,000 to its auditor for auditing services, $0 for audit-related services, and $0 for tax services.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SOUTHWEST HOLDINGS, INC.

Date: June 3, 2005	By:	/s/ Alan Doyle
Alan Doyle
President (Chief Executive Officer), Treasurer (Principal Financial Officer) and Director

Date: June 3, 2005	By:	/s/ Peter Holsworth
Peter Holsworth
Director

AMERICAN SOUTHWEST HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of American Southwest Holdings, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004, and the results of its operations, changes in stockholders’ equity, and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the exploration stage, has incurred losses from operations, and requires additional funds for further exploratory activity prior to attaining a revenue generating status. In addition, the Company may not find sufficient ore reserves to be commercially mined. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Semple & Cooper, LLP
Phoenix, Arizona
June 2, 2005

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

/s/ Shelley International CPA
January 25, 2004
Mesa Arizona

AMERICAN SOUTHWEST HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets

	December 31,
	2004	2003
ASSETS
Cash & cash equivalents	$205,493	$4,579
Receivables	3,065	—
Total current assets	208,558	4,579
Property and equipment, net	4,202	—
Goodwill - mining rights	1,880,274	—
Total assets	$2,093,034	$4,579

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities	$147,937	$122,581
Due to related parties	334,714	—
Loans payable to related parties	41,495	36,980
Total current liabilities	524,146	159,561

Common stock
$.001 par value, 100,000,000 shares authorized, 82,150,806 and 28,163,950 shares issued and outstanding at December 31, 2004 and 2003, respectively	82,151	28,164
Paid in capital	14,525,117	12,464,174
Common stock subscribed	67,095	—
Deficit accumulated during development stage	(13,099,597)	(12,647,320)
Foreign currency translation adjustment (Note 1)	(5,878)	—
Total shareholders' equity	1,568,888	(154,982)
Total liabilities and shareholders' equity	$2,093,034	$4,579

The accompanying notes are an integral part of the financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC.
(An Exploration Stage Company)
Statements of Operations and Comprehensive Loss

			Cumulative
	For the year ended December 31,		During Development
	2004	2003	Stage

Revenue misc. (including interest)	$—	$—	$83,938

Other general & administrative costs	446,324	137,386	5,291,412
Depreciation	50	—	61,515
Organizational costs	—	—	120,000
Write off of Hiab project	—	—	7,697,615
Exploration expenses	15,016	—	15,016

General & administrative costs	461,390	137,386	13,185,558

Operating loss	(461,390)	(137,386)	(13,101,620)

Other income:
Foreign currency gain	9,113	—	9,113

Loss before income taxes	(452,277)	(137,386)	(13,092,507)

Provision for income taxes	—	—	—

Net loss	$(452,277)	$(137,386)	$(13,092,507)

Foreign currency translation adjustment	(5,878)	—	(5,878)

Comprehensive loss	$(458,155)	$(137,386)	$(13,098,385)

Net loss per share - basic & diluted	$(0.01)	$(0.01)

Weighted average shares outstanding	37,585,590	23,513,950

The accompanying notes are an integral part of the financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity

						Accumulated
						Other
	Common Stock		Paid in	Stock	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Subscribed	Deficit	Income	Equity

Balance, July 28, 1995	30,367	$30	$—	$—	$—	$—	$30

Shares issued for services	2,000,000	2,000	74,202	—	—	—	76,202
Shares issued for cash	2,967,493	2,967	441,747	—	—	—	444,714
Shares subscribed, 145,000 shares at $3.50 per share	—	—	—	507,500	—	—	507,500
Net (Loss)	—	—	—	—	(879,868)	—	(879,868)
Balance, December 31, 1995	4,997,860	4,997	515,949	507,500	(879,868)	—	148,578

Issuance of subscribed shares	145,000	145	507,355	(507,500)	—	—	—
Shares issued for cash, $3.50 per share	604,900	605	2,116,545	—	—	—	2,117,150
Shares issued for cash, $5.00 per share	490,200	491	2,450,509	—	—	—	2,451,000
Shares subscribed, 85,000 shares at $3.50 per share	—	—	—	297,500	—	—	297,500
Shares issued for mining properties, 1,000,000 shares at $3.50 per share	—	—	—	3,500,000	—	—	3,500,000
Net (Loss)	—	—	—	—	(2,327,161)	—	(2,327,161)
Balance, December 31, 1996	6,237,960	6,238	5,590,358	3,797,500	(3,207,029)	—	6,187,067

Issuance of subscribed shares	1,085,000	1,085	3,796,415	(3,797,500)	—	—	—
Shares issued for cash, $2.50 per share	370,000	370	924,630	—	—	—	925,000
Shares issued for services, $0.93 per share	498,000	498	463,182	—	—	—	463,680
Net (Loss)	—	—	—	—	(6,391,554)	—	(6,391,554)
Balance, December 31, 1997	8,190,960	8,191	10,774,585	—	(9,598,583)	—	1,184,193

The accompanying notes are an integral part of the financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity
(Continued)

						Accumulated
						Other
	Common Stock		Paid in	Stock	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Subscribed	Deficit	Income	Equity

Issuance of shares for conversion of debt at $0.44 per share	1,072,990	1,073	468,897	—	—	—	469,970
Net (Loss)	—	—	—	—	(1,700,877)	—	(1,700,877)
Balance, December 31, 1998	9,263,950	9,264	11,243,482	—	(11,299,460)	—	(46,714)

Shares issued for cash, $0.02 per share	900,000	900	17,100	—	—	—	18,000
Shares issued for services, $0.02 per share	100,000	100	1,900	—	—	—	2,000
Shares issued for cash, $0.10 per share	680,000	680	67,320	—	—	—	68,000
Net (Loss)	—	—	—	—	(146,604)	—	(146,604)
Balance, December 31, 1999	10,943,950	10,944	11,329,802	—	(11,446,064)	—	(105,318)

Shares issued for services, 900,000 shares at $0.10 per share	900,000	900	89,100	—	—	—	90,000
Shares issued for cash with warrants attached at $0.09 per share	2,400,000	2,400	213,600	—	—	—	216,000
Warrants	—	—	24,000	—	—	—	24,000
Shares issued for services, 1,500,000 shares at $0.15 per share	1,500,000	1,500	223,500	—	—	—	225,000
Shares issued for cash with warrants attached, 1,600,000 shares at $0.09 per share	1,600,000	1,600	142,400	—	—	—	144,000
Warrants	—	—	16,000	—	—	—	16,000
Shares issued for cash, 1,520,000 shares at $0.10 per share	1,520,000	1,520	150,480	—	—	—	152,000
Warrants issued for services rendered, 5,750,000 warrants with value of $0.01 per warrant	—	—	57,500	—	—	—	57,500
Net (Loss)	—	—	—	—	(945,964)	—	(945,964)
Balance, December 31, 2000	18,863,950	18,864	12,246,382	—	(12,392,028)	—	(126,782)

The accompanying notes are an integral part of the financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity
(Continued)

						Accumulated
						Other
	Common Stock		Paid in	Stock	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Subscribed	Deficit	Income	Equity

Net (Loss)	—	—	—	—	(60,608)	—	(60,608)
Balance, December 31, 2001	18,863,950	18,864	12,246,382	—	(12,452,636)	—	(187,390)

Shares issued for cash. 400,000 shares at $0.04 per share	400,000	400	15,600	—	—	—	16,000
Warrants issued with stock, 400,000 warrants at $0.01 per warrant	—	—	4,000	—	—	—	4,000
Shares issued for debt at $0.04 per share	2,900,000	2,900	113,100	—	—	—	116,000
29,000 warrants issued at $0.01 per warrant	—	—	29,000	—	—	—	29,000
Net (Loss)	—	—	—	—	(57,298)	—	(57,298)
Balance, December 31, 2002	22,163,950	22,164	12,408,082	—	(12,509,934)	—	(79,688)

Shares issued for services at $0.01 per share	6,000,000	6,000	56,092	—	—	—	62,092
Net (Loss)	—	—	—	—	(137,386)	—	(137,386)
Balance, December 31, 2003	28,163,950	28,164	12,464,174	—	(12,647,320)	—	(154,982)

Shares and warrants issued for cash, net of costs of $7,168	15,750,000	15,750	397,880	—	—	—	413,630
Shares issued for services	961,851	962	18,275	—	—	—	19,237
Issuance of stock for cancellation of warrants	2,175,005	2,175	35,888	—	—	—	38,063
Shares issued for debt at $0.01 per share	2,000,000	2,000	18,000	—	—	—	20,000
Shares issued in connection with acquisition of Metal Sands Limited	33,100,000	33,100	1,290,900	—	—	—	1,324,000
Warrants issued to related party for facilitation of merger	—	—	300,000	—	—	—	300,000
Common stock subscribed	—	—	—	67,095	—	—	67,095
Currency translation	—	—	—	—	—	(5,878)	(5,878)
Net (Loss)	—	—	—	—	(458,155)	—	(458,155)
Balance, December 31, 2004	82,150,806	$82,151	$14,525,117	$67,095	$(13,099,597)	$(5,878)	$1,568,888

The accompanying notes are an integral part of the financial statements.

American Southwest Holdings, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	For the year ended December 31,		Cumulative since
	2004	2003	inception, 10/20/1989
Cash flows from operating activities:
Reconciliation of net loss to net cash used by operating activities:
Net loss:	$(452,277)	$(137,386)	$(13,099,597)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	50	—	50
Stock issued in exchange for services	—	62,092	346,592
Stock issued for cancellation of warrants	38,063	—	38,063

Changes in Operating Assets and Liabilities:
Accounts receivable	179	—	179
Accounts payable and accrued liabilities	(16,294)	42,893	143,267
Due to related parties	316,876	—	316,876
Net cash used by operating activities	(113,403)	(32,401)	(12,254,570)

Cash flows from investing activities:
Purchase of property and equipment	(172)	—	(172)
Costs related to acquisition of Metal Sands Limited	(24,038)	—	(24,038)
Cash received from acquisition of Metal Sands	169,601	—	169,601
Amounts lent to Metal Sands prior to acquisition	(312,436)	—	(312,436)
Net cash used in investing activities	(167,045)	—	(167,045)

Cash flows from financing activities:
Sale of stock and warrants	420,828	—	12,566,544
Net borrowings from related parties	4,515	36,980	4,515
Stock issue costs	(5,198)	—	(5,198)
Stock subscription deposits	67,095	—	67,095
Net cash provided by financing activities	487,240	36,980	12,632,986
Effect of exchange rate on cash	(5,878)	—	(5,878)
Net increase in cash	200,914	4,579	205,493
Cash and cash equivalents at beginning of period	4,579	—	—
Cash and cash equivalents at end of period	$205,493	$4,579	$205,493

The accompanying notes are an integral part of the financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies and Use of Estimates:

Nature of the Corporation:

American Southwest Holdings, Inc. (formerly Namibian Copper Mines, Inc.) is a mineral development company. It has previously investigated and initially invested in the Hiab Copper Project. The fund raising for this project was unsuccessful and all initial investment was lost and written off. Currently, the Company is investigating projects in Australia. In accordance with SFAS 7 the Company is considered an exploration stage company.

The Company was incorporated in the state of Delaware on October 20, 1989, under the name of Cordon Corporation and subsequently changed its name to Ameriserv Financial Corporation (Ameriserv). On April 19, 1994, bankruptcy proceedings for Amerserv finalized in the US Bankruptcy Court, Northern District of Texas.  Under the terms of the bankruptcy, the Company was forced to liquidate all of its assets.  The proceeds were then distributed among the creditors, thereby satisfying all of the Company's outstanding debts.  The Company halted operations and ceased to do business at the conclusion of the bankruptcy proceedings.  The Company utilized fresh-start accounting in its reorganization effective July 28, 1995.

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

On June 9, 2000 the name was changed to American Southwest Holdings, Inc.

During the year ended December 31, 2004, the Company acquired Metal Sands Limited (“MSL”) (See Note 8). MSL is a mineral sands development company incorporated in Australia, with mineral sands tenements held in South West of Western Australia. MSL was incorporated in Australia on September, 8, 2000, as Rainbow Nominees Pty Ltd. MSL changed its name to Metal Sands Pty Limited on May 28, 2001, and to Metal Sands Pty Ltd on May 12, 2002. On June 21, 2002, MSL converted to an Australian public liability company, Metal Sands Limited. Metal Sands Limited had minimal operations from December 15, 2004, the date of acquisition, through December 31, 2004.

Basis of Presentation and Going Concern:

The accompanying statements have been prepared following accounting standards generally accepted in the United States of America. The statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. (See Note 3)

In the opinion of management, the accompanying financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position and results of operations of the Company. These statements are based upon information currently available to management.

AMERICAN SOUTHWEST HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (continued)

1.	Summary of Significant Accounting Policies and Use of Estimates (continued):

Accounting Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary MSL from the date of acquisition, December 15, 2004.. MSL has adopted the Australian dollar as its reporting currency for its financial statements as the Australian dollar is the primary economic environment in which the Company conducts its business and is considered the appropriate functional currency for its operations. For purposes of consolidation, all assets and liabilities figures for MSL have been converted to United States Currency with the exchange rate as of the end of the period. All equity figures are converted based on the historical conversion rates for the balance sheet date first report. All Statement of Operations figures have been converted using the average exchange rate for the period.

Intercompany transactions and balances have been eliminated in consolidation.

Environmental and Reclamation Costs:

The operations of the Company have been and may in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon the Company are not predictable. The Company will provide for any reclamation costs in accordance with Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations".

Mineral Properties:

In accordance with U.S. GAAP, exploration, mineral property evaluation, holding costs, option payments and related acquisition costs for mineral properties acquired under an option agreement are expensed as incurred. When proven and probable reserves are determined for a property and a bankable feasibility study is completed, then subsequent exploration and development costs on the property would be capitalized. Total capitalized cost of such properties is measured for recoverability of carrying value under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Cash and Cash Equivalents:

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable:

Included in accounts receivable are receivables that represent expense reimbursements due to MSL from third parties.  The Company does not have a formal policy to charge interest on late payments of receivable amounts.

AMERICAN SOUTHWEST HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (continued)

1.	Summary of Significant Accounting Policies and Use of Estimates (continued):

Property and Equipment:

Property and equipment are stated at the lower of cost or net realizable value. Depreciation is provided by the straight-line method over the estimated service lives of the respective assets, which range from 5 to 15 years.

Valuation of Long-lived Assets:

In accordance with SFAS No. 144, long-lived assets such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Net Loss per Share:

The Company computes and discloses earnings and loss per share in accordance with SFAS No 128, “Earnings Per Share”, which requires dual presentation of basic earnings per share and diluted earnings per share on the face of all income statements presented for all entities with complex capital structures. Basic earnings per share is computed as net income divided by weighted average number of ordinary shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from ordinary shares issuable through share options. Since all of the Company’s share options are antidilutive for all periods presented, there is no difference between basic earnings per share and diluted earnings per share. As of December 31, 2004 and 2003, the Company had potentially dilutive securities of 19,000,000 and 13,050,000, respectively.

Fair Value of Financial Instruments:

The carrying amount reported in the balance sheets for receivables, accounts payable and accrued expenses and notes payable approximate fair value because of the immediate or short term maturity of these financial instruments.

Stock Based Compensation:

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

AMERICAN SOUTHWEST HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (continued)

1.	Summary of Significant Accounting Policies and Use of Estimates (continued):

Goodwill - Mining Rights:

Goodwill - Mining Rights represents the Company’s purchase price of MSL over the fair value of the assets acquired. Through the acquisition of Metal Sands, the Company has the right to mine various mineral sands tenements held in the South West territory of Western Australia.  The goodwill will be amortized on a units of production basis.  As of December 31, 2004, the total units of production have not been determined and no amortization has been recorded.

Recent Accounting Pronouncements:

Below is a listing of the most recent United States of America accounting standards and their affect on the Company.

SFAS 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company’s adoption of this statement did not have a material financial affect.

SFAS 151 - Inventory Costs. SFAS 151 amends the guidance in APB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. As the Company currently has no inventory, it does not anticipate any financial effect of adopting this statement.

SFAS 152 - Accounting for Real Estate Time-Sharing Transactions. SFAS 152 amends SFAS 66 and SFAS 67. The statement is effective for financial statements for fiscal years beginning after June 15, 2005. As the Company does not currently conduct any real estate time-sharing transactions, it does not anticipate any financial effect of adopting this statement.

SFAS 153 - Exchanges of Nonmonetary Assets. This statement amends the guidance in APB No. 29, “Accounting for Nonmonetary Assets.” APB No.29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for financial statements issued for fiscal years beginning after June 15, 2005. Management does not anticipate any financial effect of adopting this statement on the Company’s financial position or results of operations.

AMERICAN SOUTHWEST HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (continued)

1.	Summary of Significant Accounting Policies and Use of Estimates (continued):

Recent Accounting Pronouncements (continued):

SFAS 123(R) - Accounting for Stock-Based Compensation. This statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that file as small business issuers, the revisions to SFAS 123(R) are effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, the revisions to SFAS 123 are effective as of the beginning of the first annual reporting period that begins after December 15, 2005. Management has not yet determined the effects of adopting the revisions to SFAS 123 on the Company’s financial position or results of operations.

2.	Financial Condition and Ability to Continue as a Going Concern:

The Company has had no revenues from operations since inception and has a deficit from expenditures since inception to December 31, 2004 in the amount of $13,099,597. The Company has relied to date, and will continue to rely on its ability to raise equity to fund working capital requirements and fund exploration expenditures. Management will continue to control expenditures in line with its ability to raise equity working capital.

The ability of the Company to obtain financing and adequately manage its expenses, and thus maintain solvency, is dependent on equity market conditions, the ability to find a joint venture partner, the market for precious metals, and the willingness of other parties to lend the Company money. While the Company has been successful at certain of these efforts in the past, there can be no assurance that current efforts will be successful. These financial statements do not reflect the outcome of these uncertainties.

3.	Property & Equipment:

At December 31, 2004, property and equipment consists of:

Sundry equipment	$2,514
Furniture & fittings	3,404
Property & equipment	5,918
Less: Accumulated depreciation	(1,716)
Property & Equipment, net	$4,202

At December 31, 2003, the Company owned no property and equipment.  Depreciation expense was $50 and $0, during the years ended December 31, 2004 and 2003, respectively.

AMERICAN SOUTHWEST HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (continued)

4.	Income Taxes:

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.

Income taxes for American Southwest Holdings, Inc.:

The total deferred tax asset is $1,672,200, which is calculated by multiplying a 15% estimated tax rate by the cumulative NOL of $11,147,995. The total valuation allowance is a comparable $1,672,200.

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

	2004	2003

Net change in deferred taxes since inception	1,672,200	1,604,299
Valuation account by year	(1,672,200)	(1,604,299)
Current taxes payable	—	—
Provision for income taxes	—	—

AMERICAN SOUTHWEST HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (continued)

4.	Income Taxes (continued):

Below is a chart showing the estimated United States federal net operating losses and the years in which they will expire.

Year	Amount	Expiration

1996	$2,327,161	2016
1997	6,286,760	2017
1998	1,700,877	2018
1999	237,400	2019
2000	1,201	2020
2001	0	2021
2002	4,540	2022
2003	137,386	2023
2004	452,670	2024
Total NOL	$11,147,995

Major items causing the Company’s tax rate to differ from the statutory rate are as follows:

	12/31/2004	12/31/2003

Income tax benefit at statutory rate	$50,921	$20,608
Less change in valuation allowance	(50,921)	(20,608)
Income tax expense	$—	$—

AMERICAN SOUTHWEST HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (continued)

4.	Income Taxes (continued):

Income taxes for MSL:

For Australian tax reporting purposes, MSL reports on a June 30 fiscal year. MSL has future tax assets which have arisen principally from net operating loss carry forwards and exploration expenditures incurred and deductible for income tax purposes at an Australian tax rate of 30%. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the future tax benefit has been established at the period end.

6/30/04

Loss for tax purposes	$148,575

As of June 30, 2004, the Company had net operating loss carry forwards available to reduce taxable income in future years in accordance with Australian income tax legislation amounting to $495,257. In accordance with Australian tax legislation, no expiration date attaches to carry forward losses, but the benefit of such issues will be obtained if:

(a)	future assessable income is derived of a nature and of an amount sufficient to enable the benefits from the deduction for the losses to be realized.
(b)	The conditions for deductibility imposed by tax legislation continue to be complied with
(c)	No changes in tax legislation or future transactions adversely affect the company realizing the benefit from the deductions or losses.

Major items causing the Corporation’s tax rate to differ from the statutory rate are as follows:

06/30/04

Income tax benefit at statutory rate	$39,185
Less: Non deductible items:
– sundry	(268)
Less change in valuation allowance	(38,917)

Income tax expense	$—

AMERICAN SOUTHWEST HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (continued)

5.	Leases and Other Commitments:

In connection with the acquisition of Metal Sands, the Company has been granted exploration licenses, exploration license applications, and prospecting license applications in conjunction with their mining venture in Southwestern Australia.

Exploration:

In order to maintain rights of tenure to mineral tenements MSL is required to pay holding costs and perform minimum exploration work to meet the minimum expenditure requirements specified by the WA Department of Industry and Resources. These obligations are subject to renegotiation and are not provided for in the financial report.

As of December 31, 2004, the total obligations assuming all applications are approved and no ground is relinquished:

Not later than one year	$442,600
Later than one year but not later than two years	$464,700
Later than two years but not later than five years	$488,100

Purchase of Interest in Tenement:

In addition, royalty payments may be payable if certain conditions are met in the future. At this time, future royalty payments are uncertain and no accrual has been made in the financial statements.

Native Title:

MSL's mining tenements may be subject to native title applications in the future. At this stage it is not possible to quantify the impact (if any) that native titles may have on the operations of MSL.

Office Equipment Rental Agreement:

Under the terms of a lease agreement, which has an effective date of January 1, 2004, MSL rents office equipment including furniture and business machines, from Elsinor Nominees Pty Ltd for $504 per month plus applicable taxes. The term of the agreement is 36 months with an option to purchase the equipment after 36 installments. The total obligation under this rental agreement is $12,096.

Consulting Agreement:

During the year ended December 31, 2004, the Company entered into a consulting contract, commencing July 1, 2004 and ending upon the appointment of the consultant as chief executive officer of the Company.  The contract provides for monthly payments of AUD$10,000 or approximately US$7,800 at the foreign currency translation rate of .78 as of December 31, 2004.

AMERICAN SOUTHWEST HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (continued)

6.	Related Party Transactions:

Amounts Due to Related Parties:

The Company has borrowed funds from an officer to pay general and administrative expenses. This is a short term non-interest bearing demand note.

As of December 31, 2004, the Company owes $246,694 to another company owned by the Company’s President and $50,000 to a director of the Company. These amounts are included in "Due to related parties" in the accompanying financial statements.

Office Space:

In September 2004, the Company entered into a License Agreement for the provision of office space with Cazaly Resources Ltd. The Agreement expires September 30, 2005, after which it can be renewed on the same terms and conditions. The total obligation under this license agreement is $14,227.

Stock Warrants:

During the year ended December 31, 2004, 15,000,000 warrants to purchase the Company’s common stock were issued to Doyle Capital Ltd. (DCL) for their part in securing and facilitating the MSL acquisition. DCL is principally owned by the President of the Company. The warrants are exercisable at $0.04 per warrant and expire December 31, 2007.

Consulting Agreement:

In September 2003, the Company entered into a consulting agreement with DCL. Under the terms of the agreement DCL will be paid a $15,000 monthly retainer. Effective January 2004, the agreement was amended, increasing the monthly retainer to $20,000. Additionally, DCL is to receive a 6% fee on all equity raised. DCL has waived this fee for 2004. The consulting agreement expires on December 31, 2007. As of December 31, 2004, no amounts have been paid to DCL in connection with this agreement and fees in the amount of $240,000 have been accrued in the accompanying financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (continued)

7.	Stockholders’ Equity:

Common Stock:

On July 28, 1995 the shareholders agreed to a 50 to 1 reverse stock split. This stock split has been applied in the presentation of all issued and outstanding shares in the accompanying financial statements.

During the year ended December 31, 2004, the Company issued shares of its common stock as follows:

•	15,750,000 shares for cash in the amount of $420,798
•	961,851 shares valued $19,237, in exchange for services
•	2,175,005 shares valued at $38,063 in exchange for the cancellation of 13,050,000 common stock warrants
•	2,000,000 shares valued at $20,000, in payment of debt
•	33,100,000 shares valued at $1,324,000 in connection with the acquisition of MSL (See Note 7)

The Company realized costs in the amount of $7,168 in connection with issuing these shares of common stock.

Warrants:

The following table summarizes the common stock warrant activity for the company.

	Options	Weighted Average Exercise Price

Warrants outstanding at 12/31/2002	13,050,000	$0.115
Granted	—	—
Warrants outstanding at 12/31/2003	13,050,000	$0.115
Cancelled	(13,050,000)	$0.115
Granted	19,000,000	$0.04
Warrants outstanding at 12/31/2004	19,000,000	$0.04

AMERICAN SOUTHWEST HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (continued)

7.	Stockholders’ Equity (continued):

Information relating to common stock warrants at December 31, 2004 summarized by exercise price is as follows:

	Outstanding			Exercisable
		Remaining	Weighted Average		Weighted Average
Exercise Price Per Share	Shares	Life ( In Years)	Exercise Price	Shares	Exercise Price

$0.04	19,000,000	3.0	$ 0.04	19,000,000	$ 0.04

During the year ended December 31, 2004, 4,000,000 warrants to purchase the Company’s common stock were issued in a private placement of 8,000,000 shares of common stock to sophisticated investors.  The warrants are exercisable at $0.04 per warrant and expire December 31, 2007.

8.	Acquisition of Metal Sands Limited:

During the year ended December 31, 2004, the Company purchased Metal Sands Limited in exchange for 33,100,000 shares of the Company’s common stock, valued at $1,324,000 and paid $38,937 in professional fees in connection with the acquisition. The Company received net liabilities of $194,999 and recorded goodwill related to Mining Rights in the amount of $1,561,936.

In addition, 15,000,000 warrants to purchase the Company’s common stock were issued to Doyle Capital Ltd. (DCL) for their part in securing and facilitating the MSL acquisition. DCL is principally owned by the President of the Company. The warrants are exercisable at $0.04 per warrant, expire December 31, 2007, and were valued at $300,000 using the Black Scholes option-pricing model with the following weighted average assumptions for all grants: expected life of options of three (3) years, risk free interest rate of five percent (5%), volatility of fifty-eight percent (58%) and a zero percent dividend yield..

9.	Statements of Cash Flows:

During the years ended December 31, 2004 and 2003, and for the cumulative period from the Company’s inception on October 20, 1989 through December 31, 2004, the Company paid no income taxes. During these periods, the Company neither received nor paid any interest.

Disclosure of non-cash activities:

The Company recognized operating, investing and financing activities that affected assets, liabilities, and equity, but did not result in cash receipts or payments. These non-cash activities are as follows:

During the year ended December 31, 2004, the Company issued 961,851 shares of its common Stock in exchange for services in the amount of $19,237 and 2,000,000 shares of its common stock for the payment of debt in the amount of $20,000.

AMERICAN SOUTHWEST HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (continued)

9.	Statements of Cash Flows (continued):

During the year ended December 31, 2004, the Company issued 33,100,000 shares of its Common Stock, valued at $1,324,000, 15,000,000 common stock warrants, valued at $300,000, in payment of fees related to the MSL acquisition and paid $38,937 in professional fees in connection with the acquisition of Metal Sands Limited. In connection with this purchase, the Company received net assets of $194,999 and Goodwill related to Mining Rights in the amount of $1,880,274.

During the year ended December 31, 2004, the Company issued 2,175,005 shares of its common stock, valued at $38,063, for the cancellation of 13,050,000 common stock warrants.

In addition to the items listed above, during the cumulative period during development stage through December 31, 2004, the Company issued 10,500,000 shares of its Common Stock in exchange for services valued at $455,294, 1,000,000 Common Stock Subscriptions in exchange for mining properties valued at $3,500,000, 1,072,990 shares of its Common Stock in exchange for the cancellation of debt in the amount of $469,970 and 5,750,000 Common Stock warrants in exchange for services valued at $57,500.

10.	Subsequent Events:

Subsequent to December 31, 2004, the Board of Directors voted to increase the authorized shares of the Company’s Common Stock to 300,000,000. The increase in authorized shares is subject to approval by the Company’s shareholders and will be included in the Company’s next proxy statement.