Form 10QSB
period 2005-03-31
AMERICAN SOUTHWEST HOLDINGS INC
filed 2005-07-26
CIK 1001516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission File No.:  0-27947

AMERICAN SOUTHWEST HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	86-0800964
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

4225 North Brown Avenue
Scottsdale, Arizona 85251
(Address of principal executive offices)

(480) 946-4006
(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.  Yes ☒  No ☐

At July 21, 2005, the Issuer had 85,720,806 outstanding shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format  Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Condensed Consolidated Balance Sheets

	March 31, 2005	December 31,
	(unaudited)	2004
ASSETS
Cash & cash equivalents	$82,401	$205,493
Receivables	18,214	3,065
Stock subscriptions receivable	19,984	–
Total current assets	120,599	208,558

Property and equipment, net	3,855	4,202
Goodwill - mining rights	1,880,274	1,880,274
Total assets	$2,004,728	$2,093,034

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities	$252,057	$147,937
Due to related parties	409,506	334,714
Loans payable to related parties	41,495	41,495
Total current liabilities	703,058	524,146

Common stock
$.001 par value, 100,000,000 shares authorized,
and 85,720,806 and 82,150,806 shares issued and
outstanding as of March 31, 2005 and
December 31, 2004, respectively	85,721	82,151
Paid in capital	14,628,109	14,525,117
Common stock subscribed	89,701	67,095
Deficit accumulated during development stage	(13,500,417)	(13,099,597)
Foreign currency translation adjustment	(1,444)	(5,878)
Total shareholders' equity	1,301,670	1,568,888
Total liabilities and shareholders' equity	$2,004,728	$2,093,034

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

			Cumulative
			During
	For the Three Months Ended March 31,		Exploration
	2005	2004	Stage

Revenue misc. (including interest)	$–	$–	$83,938

Other general & administrative costs	225,682	9,465	5,524,184
Depreciation	347	–	61,862
Organizational costs	–	–	120,000
Write off of Hiab project	–	–	7,697,615
Exploration expenses	170,091	–	185,107

General & administrative costs	396,120	9,465	13,588,768

Operating loss	(396,120)	(9,465)	(13,504,830)

Other income:
Foreign currency loss	(4,700)	–	4,413

Loss before income taxes	(400,820)	(9,465)	(13,500,417)

Provision for income taxes	–	–	–

Net loss	$(400,820)	$(9,465)	$(13,500,417)

Foreign currency translation adjustment	4,434	–	(1,444)

Comprehensive loss	$(396,386)	$(9,465)	$(13,501,861)

Net loss per share - basic & diluted	$–	$–

Weighted average shares outstanding	85,066,584	23,513,950

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Condensed Consolidated Statements of Cash Flows
(unaudited)

			Cumulative
			Since
	For the Three Months Ended March 31,		Inception,
	2005	2004	10/20/1989
Cash flows from operating activities:
Reconciliation of net loss to net cash
used by operating activities:
Net loss	$(400,820)	$(9,465)	$(13,500,417)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	347	–	397
Stock issued in exchange for services	–	–	346,592
Stock issued for cancellation of warrants	–	–	38,063

Changes in Operating Assets and Liabilities:
Accounts receivable	(15,149)	–	(14,970)
Accounts payable and accrued liabilities	104,120	(5,399)	247,387
Due to related parties	74,792	–	391,668
Net cash used by operating activities	(236,710)	(14,864)	(12,491,280)

Cash flows from investing activities:
Purchase of property and equipment	–	–	(172)
Costs related to acquisition of Metal Sands Limited	–	–	(24,038)
Cash received from acquisition of Metal Sands	–	–	169,601
Amounts lent to Metal Sands prior to acquisition	–	(38,805)	(312,436)
Net cash used in investing activities	–	(38,805)	(167,045)

Cash flows from financing activities:
Sale of stock and warrants	39,467	–	12,606,041
Net borrowings from related parties	–	72,519	4,515
Stock issue costs	–	–	(5,198)
Stock subscription deposits	69,717	–	136,812
Net cash provided by financing activities	109,184	72,519	12,742,170
Effect of exchange rate on cash	4,434	–	(1,444)
Net (decrease) increase in cash	(123,092)	18,850	82,401
Cash and cash equivalents at beginning of period	205,493	4,579	–
Cash and cash equivalents at end of period	$82,401	$23,429	$82,401

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed consolidated financial statements included herein have been prepared by American Southwest Holdings, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2005 and the results of our operations and cash flows for the periods presented. The December 31, 2004 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Nature of Corporation:

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

The Company was incorporated in the state of Delaware on October 20, 1989, under the name of Cordon Corporation and subsequently changed its name to Ameriserv Financial Corporation (Ameriserv). On April 19, 1994, bankruptcy proceedings for Ameriserv finalized in the US Bankruptcy Court, Northern District of Texas. Under the terms of the bankruptcy, the Company was forced to liquidate all of its assets. The proceeds were then distributed among the creditors, thereby satisfying all of the Company’s outstanding debts. The Company halted operations and ceased to do business at the conclusion of the bankruptcy proceedings. The Company utilized fresh-start accounting in its reorganization effective July 28, 1995.

On July 28, 1995 the name was changed to Namibian Copper Mines, Inc. and the Company invested in the feasibility study of the Hiab Copper Project Namibia. Funds were raised through private placement and the Company earned an interest in this project. As a result of falling copper prices, the project became marginal and the Company made the decision to withdraw from the project.

On June 9, 2000 the name was changed to American Southwest Holdings, Inc.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of Significant Accounting Policies and Use of Estimates (continued):

During the year ended December 31, 2004, the Company acquired Metal Sands Limited (“MSL”). MSL is a mineral sands development company incorporated in Australia, with mineral sands tenements held in South West of Western Australia. MSL was incorporated in Australia on September 8, 2000, as Rainbow Nominees Pty Ltd. MSL changed its name to Metal Sands Pty Limited on May 28, 2001, and to Metal Sands Pty Ltd on May 12, 2002. On June 21, 2002, MSL converted to an Australian public liability company, Metal Sands Limited. Metal Sands Limited had minimal operations from December 15, 2004, the date of acquisition, through December 31, 2004.

2.	Financial Condition and Ability to Continue as a Going Concern:

The Company has had no revenues from operations since inception and has a deficit from expenditures since inception to March 31, 2005 in the amount of $13,500,417. The Company has relied to date, and will continue to rely on its ability to raise equity to fund working capital requirements and fund exploration expenditures. Management will continue to control expenditures in line with its ability to raise equity working capital.

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

3.	Stockholders’ Equity:

Common Stock:

During the three months ended March 31, 2005, the Company issued shares of its common stock as follows:

•	2,630,000 shares in connection with common stock subscriptions received in the prior year in the amount of $67,095.
•	940,000 shares for cash in the amount of $47,712.

During the three months ended March 31, 2004, the Company issued 4,750,000 shares of its common stock for cash in the amount of $72,519.

Common Stock Subscribed:

During the three months ended March 31, 2005, the Company received $69,717 cash and is due $19,984 for common stock subscriptions received during the period to purchase 1,794,000 shares of the Company’s common stock.

During the three months ended March 31, 2005, the Company realized costs in the amount of $8,245 in connection with its equity activity.

Item 2.	Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain matters discussed in this report may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such matters involve risks and uncertainties that may cause actual results to differ materially, including the following: changes in economic conditions; general competitive factors; the Company's ability to execute its business model and strategic plans; and the risks described from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Quarter Ending March 31, 2005

Operations.

For the quarter ending March 31, 2005 the Company experienced a comprehensive loss of $396,386, which was comprised primarily of its general and administrative costs of $225,682, exploration expenses of $170,091 and net foreign currency loss and adjustment of $266. In comparison, during the quarter ending March 31, 2004 the Company's comprehensive loss was $9,465. The increase in the comprehensive loss in the 2005 quarter primarily resulted from the expenses incurred by the Company's operating subsidiary, which was acquired in December 2004. During the quarter ending March 31, 2004 the Company's operations had been inactive. The Company expects its general and administrative expenses to continue at the same level throughout the remainder of 2005. The Company expects its exploration expenses to increase throughout the remainder of 2005 as its exploration program on its properties continues.

Liquidity and Capital Resources.

The Company raised approximately $137,413 from foreign private placements throughout the quarter. The Company will need to continue substantial fund raising in 2005 and 2006, because the Company's planned exploration program for its mining properties requires expenditures of approximately $8,000,000 over the next 5 years, with approximately $5,500,000 of exploration expenditures planned for the next two years.

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern with our financial statements for the quarter ending March 31, 2005. Our accumulated deficit at March 31, 2005 was ($13,500,417). All exploration costs are expensed as incurred.

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

The Company currently has no commitment for funding all or a portion of its future exploration expenses from a third party. There is no assurance the Company will be able to obtain in the near future all or a portion of its future exploration expenses.

In the future the Company may consider selling some of its properties or joint venturing the exploration and mining of some of its properties, if exploration capital cannot be readily obtained.

Item 3.	Controls and Procedures

Our President (Chief Executive Officer) and Treasurer (Principal Financial Officer), based on the evaluation of our disclosure controls and procedures has concluded that, as of March 31, 2005, our disclosure controls and procedures were ineffective to ensure that the information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. More specifically, the Company identified a material weakness due to a lack of sufficient personnel with appropriate knowledge in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to equity transactions.  Management plans to identify an appropriate service provider to eliminate this material weakness.  During the quarter ended March 31, 2005, there was no change in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending for the Registrant at March 31, 2005.

Item 2.	Changes in Securities.

In January 2005 the Company issued 2,630,000 restricted common stock shares to 5 foreign purchasers who had paid approximately $67,095 for the shares in the prior quarter. This issuance is not subject to regulation under the Securities Act of 1933.

In February and March 2005 the Company issued a total of 940,000 restricted common stock shares to 2 foreign purchasers who paid approximately $47,712 for the shares. This issuance is not subject to regulation under the Securities Act of 1933.

At March 31, 2005 the Company had received subscriptions for 1,794,000 restricted common stock shares from 7 foreign purchasers who had paid approximately $89,701 for the shares which were issued in the following quarter. This issuance is not subject to regulation under the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matter to a Vote of Security Holders

On March 28, 2005 a majority of the Company's shareholder's approved an increase in the Company's authorized common stock from 100,000,000 to 300,000,000 shares. The vote was 59,865,278 shares for; 0 shares against; 200,000 shares abstained; 0 shares withheld; and no broker non-votes.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31	Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

AMERICAN SOUTHWEST HOLDINGS, INC.

Date: July 25, 2005	By:	/s/ Alan Doyle

Alan Doyle President (Chief Executive Officer) and Treasurer (Principal Financial Officer)