Form 10QSB
period 2005-06-30
AMERICAN SOUTHWEST HOLDINGS INC
filed 2005-11-10
CIK 1001516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

At November 8, 2005, the Issuer had 119,845,806 outstanding shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format  Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	June 30, 2005	December 31,
	(unaudited)	2004
ASSETS
Cash & cash equivalents	$62,869	$205,493
Receivables	7,407	3,065
Stock subscriptions receivable	–	–
Total current assets	70,276	208,558
Property and equipment, net	3,520	4,202
Goodwill - mining rights	33,100	33,100
Total assets	$106,896	$245,860

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$341,096	$147,937
Due to related parties	511,774	334,714
Loans payable to related parties	41,495	41,495
Total current liabilities	894,365	524,146

Common stock
$.001 par value, 100,000,000 shares authorized,
and 91,514,806 and 82,150,806 shares issued and
outstanding as of June 30, 2005 and
December 31, 2004, respectively	91,515	82,151
Paid in capital	13,614,878	13,234,217
Common stock subscribed	–	67,095
Deficit accumulated during development stage	(14,496,560)	(13,655,871)
Foreign currency translation adjustment	2,698	(5,878)
Total shareholders' equity	(787,469)	(278,286)
Total liabilities and shareholders' equity	$106,896	$245,860

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
					Cumulative
	Three months ended		Six months ended		since
	June 30,		June 30,		inception,
	2005	2004	2005	2004	10/20/1989

Revenue misc. (including interest)	$–	$–	$–	$–	$83,938

Other general & administrative costs	400,094	65,045	625,776	74,511	5,924,278
Depreciation	335	–	682	–	62,197
Organizational costs	–	–	–	–	120,000
Write off of Hiab project	–	–	–	–	7,697,615
Exploration expenses	36,019	–	206,110	–	416,125
Purchase of mining rights	–	–	–	–	361,275

General & administrative costs	436,448	65,045	832,568	74,511	14,581,490

Operating loss	(436,448)	(65,045)	(832,568)	(74,511)	(14,497,552)

Other income:
Foreign currency loss	(3,421)	–	(8,121)	–	992

Loss before income taxes	(439,869)	(65,045)	(840,689)	(74,511)	(14,496,560)

Provision for income taxes	–	–	–	–	–

Net loss	$(439,869)	$(65,045)	$(840,689)	$(74,511)	$(14,496,560)

Foreign currency translation adjustment	4,142	–	8,121	–	2,698

Comprehensive loss	$(435,727)	$(65,045)	$(832,568)	$(74,511)	$(14,493,862)

Net loss per share - basic & diluted	$–	$–	$(0.01)	$–

Weighted average shares outstanding	87,558,762	23,513,950	86,319,557	23,513,950

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
			Cumulative
	Six months ended		since
	June 30,		inception,
	2005	2004	10/20/1989
Cash flows from operating activities:
Reconciliation of net loss to net cash
used by operating activities:
Net loss:	$(840,689)	$(74,511)	$(14,496,560)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	682	–	732
Stock and warrants issued in exchange for services	–	16,900	707,867
Stock issued for cancellation of warrants	–	–	38,063

Changes in Operating Assets and Liabilities:
Accounts receivable	(4,342)	–	(4,163)
Accounts payable and accrued liabilities	193,159	6,501	336,426
Due to related parties	177,060	–	493,936
Net cash used by operating activities	(474,130)	(51,110)	(12,923,699)

Cash flows from investing activities:
Purchase of property and equipment	–	–	(172)
Costs related to acquisition of Metal Sands Limited	–	–	(24,038)
Cash received from acquisition of Metal Sands	–	–	169,601
Amounts lent to Metal Sands prior to acquisition	–	(69,557)	(117,437)
Net cash provided (used) by investing activities	–	(69,557)	27,954

Cash flows from financing activities:
Sale of stock and warrants	322,930	117,914	12,889,504
Net borrowings from related parties	–	–	4,515
Stock issue costs	–	–	(5,198)
Stock subscription deposits	–	–	67,095
Net cash provided by financing activities	322,930	117,914	12,955,916
Effect of exchange rate on cash	8,576	–	2,698
Net (decrease) increase in cash	(142,624)	(2,753)	62,869
Cash and cash equivalents at beginning of period	205,493	4,579	–
Cash and cash equivalents at end of period	$62,869	$1,826	$62,869

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed consolidated financial statements included herein have been prepared by American Southwest Holdings, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2005 and the results of our operations and cash flows for the periods presented. The December 31, 2004 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

The Company has had no revenues from operations since inception and has a deficit from expenditures since inception to June 30, 2005 in the amount of $ 14,496,560. The Company has relied to date, and will continue to rely on its ability to raise equity to fund working capital requirements and fund exploration expenditures. Management will continue to control expenditures in line with its ability to raise equity working capital.

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

3.	Stockholders’ Equity:

Common Stock:

During the six months ended June 30, 2005, the Company issued shares of its common stock as follows:

•	2,630,000 shares for in connection with common stock subscriptions issued in the prior year in the amount of $67,095.
•	6,734,000 shares for cash in the amount of $343,543.

During the six months ended June 30, 2005, the Company realized costs in the amount of $20,613 in connection with its equity activity.

During the six months ended June 30, 2004, the Company issued 7,250,000 shares of its common stock for cash in the amount of $117,915.

4.	Subsequent Events:

Effective September 30, 2005, the Company has terminated its management agreement with Doyle Capital, Ltd, now known as Africa Pacific Capital Limited (“APC”). In connection with the termination, APC has exercised 15,000,000 warrants to purchase the Company’s common stock in exchange for the forgiveness of all outstanding debt owed to APC. As of June 30, 2005, the Company owed APC $441,450.

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

Operations for the Three Months Ending June 30, 2005

For the quarter ending June 30, 2005 the Company experienced a comprehensive loss of $435,727, which was comprised primarily of its general and administrative costs of $400,094, exploration expenses of $36,019 and net foreign currency loss and adjustment of $3,421. In comparison, during the quarter ending June 30, 2004 the Company's comprehensive loss was $75,046. The increase in the comprehensive loss in the 2005 quarter primarily resulted from the expenses incurred by the Company's operating subsidiary, which was acquired in December 2004. During the quarter ending June 30, 2004 the Company's operations had been inactive.

Operations for the Six Months Ending June 30, 2005

For the six-month period ending June 30, 2005 the Company experienced a comprehensive loss of $832,568, which was comprised primarily of its general and administrative costs of $625,776, exploration expenses of $206,110 and net foreign currency loss and adjustment of $8,121. In comparison, during the six-month period ending June 30, 2004 the Company's comprehensive loss was $84,511. The increase in the comprehensive loss in the six-month period ending June 30, 2005 primarily resulted from the expenses incurred by the Company's operating subsidiary, which was acquired in December 2004. During the six-month period ending June 30, 2004 the Company's operations had been inactive. The Company expects its general and administrative expenses to continue at the same level throughout the remainder of 2005. The Company expects its exploration expenses to increase throughout the remainder of 2005 as its exploration program on its properties continues.

Liquidity and Capital Resources.

The Company raised approximately $188,000 from foreign private placements throughout the quarter. The Company will need to continue substantial fund raising in 2005 and 2006, because the Company's planned exploration program for its mining properties requires expenditures of approximately $8,000,000 over the next 5 years, with approximately $5,500,000 of exploration expenditures planned for the next two years.

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern with our financial statements for the quarter ending June 30, 2005. Our accumulated deficit at June 30, 2005 was ($14,496,560). All exploration costs are expensed as incurred.

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

Our President (Chief Executive Officer) and Treasurer (Principal Financial Officer), based on the evaluation of our disclosure controls and procedures has concluded that, as of June 30, 2005, our disclosure controls and procedures were ineffective to ensure that the information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. More specifically, the Company identified a material weakness due to a lack of sufficient personnel with appropriate knowledge in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to equity transactions.  Management plans to identify an appropriate service provider to eliminate this material weakness.  During the quarter ended June 30, 2005, there was no change in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending for the Registrant at June 30, 2005.

Item 2.	Changes in Securities.

In May 2005, we issued 4,000,000 restricted common stock shares to four non-U.S. residents for a total consideration of US$200,000.  There was no preparation of the U.S. market in connection with these sales and the stock certificates issued in this transaction bear restrictive legends which prohibit the sale in the U.S. without an applicable registration statement or exemption therefrom.  Doyle Capital, Ltd., now known as Africa Pacific Capital Limited (“APC”), received a 6% commission on these sales.  We believe this transaction complies with Regulation S, as promulgated under the Securities Act of 1933.

Effective September 30, 2005, the Company has terminated its management agreement with APC. In connection with the termination, APC has exercised 15,000,000 warrants to purchase the Company’s common stock in exchange for the forgiveness of all outstanding debt owed to APC. As of June 30, 2005, the Company owed APC $441,450.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matter to a Vote of Security Holders

None.

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

AMERICAN SOUTHWEST HOLDINGS, INC.

Date: November 10, 2005	By:	/s/ Alan Doyle

Alan Doyle President (Chief Executive Officer) and Treasurer (Principal Financial Officer)