Form 10KSB/A
period 2004-12-31
AMERICAN SOUTHWEST HOLDINGS INC
filed 2005-12-02
CIK 1001516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1
TO
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

Issuer’s telephone number: (480) 946-4006

Securities registered under Section 12(b) of the Exchange Act:   None

Securities to be registered under Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB ☐

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $4,136,140 based upon a market price of $.05 on April 7, 2005.

The number of shares outstanding of the registrant’s common stock, $0.001 par value was 85,720,806 as of April 7, 2005.

AMERICAN SOUTHWEST HOLDINGS, INC.

PART I

ITEM 1.	BUSINESS

American Southwest Holdings, Inc., formerly known as Ameriserv Financial Corporation (the “Company”), was incorporated in the State of Delaware on October 20, 1989, and on December 15, 1989 merged with Cordon Corporation, a Nevada corporation, with the Delaware entity being the surviving corporation. The Company was formed for the primary purpose of selling home warranty services pursuant to contracts with homeowners. In 1993 the Company filed for bankruptcy. On April 19, 1994, the U.S. Bankruptcy Court, Northern District of Texas, issued an order closing and finalizing the bankruptcy proceedings of the Company. Under the terms of the bankruptcy, the Company was forced to liquidate all of its assets. The proceeds were then distributed among the creditors, thereby satisfying all of the Company’s outstanding debts. The Company halted operations and ceased to do business at the conclusion of the bankruptcy proceedings. The Company utilized a “fresh-start” accounting method in its reorganization.

On July 28, 1995, the name of the Company was changed from Ameriserv Financial Corporation to Namibian Copper Mines, Inc.

On June 9, 2000, the name of the Company was changed from Namibian Copper Mines, Inc. to American Southwest Holdings, Inc.

The Company entered into an agreement to acquire the Haib Copper Project’s mining claims owned by Haib Copper Co. (Pty) Limited. The total purchase consideration was $3,780,000, subject to CPI indexation and installments totaling $427,000 were paid to Haib Copper Co. (Pty) Limited. In 1998, due to the down turn in copper prices, the Company withdrew from the project. The Company lost its interest in the project at that time.

On December 15, 2004, the Company completed its acquisition of Metal Sands Limited, an Australian company (“Metal Sands”), which as of the completion of the acquisition had six exploration licenses, and had filed 10 exploration license applications and 11 prospecting license applications for mining properties throughout the Scott Coastal Plain in Western Australia. The Company issued 33,100,000 shares of its common stock to the shareholders of Metal Sands in exchange for all of the outstanding shares of Metal Sands.  The stock was valued at $0.001 per share, based on the par value of the Company’s common stock.  Currently, the Company is in the exploration stage.

Employees

At April 30, 2005, in addition to the Company’s President, the Company employed one person, who was an employee of the Company’s subsidiary, Metal Sands Limited. The Company and Metal Sands engage consultants from time to time. The Company presently estimates that one employee should be sufficient for the Company to complete its planned exploration of the Metal Sands properties. Additional employees will need to be hired if the Company moves into the mining stage of development.

ITEM 2.	PROPERTIES

The Company is provided an accounting office at 4225 N. Brown Avenue, Scottsdale, Arizona 85251 at no cost to the Company, although the accountant charges the Company for services provided.

The Company’s Metal Sands subsidiary has offices located at 22 Oxford Close, Leederville, Western Australia, where it leases 1,300 square feet of space for a monthly rent of $1,075. This space is leased under a two-year lease which commenced in October 2003 and expires in September 2005.

In November 2004, Metal Sands entered into a nine month lease of a house at 4014 Brockham Highway, Karridale, Western Australia, at a weekly rent of $128.  This property provides a field office for Metal Sands’ employees and consultants while working at the property sites in the Scott Coastal Plain.

Mining Properties

The Company’s subsidiary, Metal Sands, leases its mining properties from the Western Australian Department of Industry and Resources (the “DIR”). Mining claims are called “tenements” in Western Australia. The DIR issues tenement licenses for various purposes. For exploration and mining, the categories of mining tenure granted by the DIR include (in order from most developed to least developed): mining leases, exploration licenses, and prospecting licenses. The DIR license granting process for each category commences with the filing of a license application. After an application is filed, the DIR reviews the application and after a period of time grants the application, if no objections are made to the application. Any party may file an objection to a license application. When an objection is filed, a governmental agent called a “warden” conducts a hearing on the objection and makes a ruling in support of or against the objection. Generally, the DIR follows the warden’s ruling on the objection in granting the license application, or modifying the application. If the objection is upheld, the applying party may accept the modified license application or have its application rejected. A party holding any level of tenement license, such as a prospecting license on a property, preempts any other party from applying for a higher-level license on that property during the license term.

As of April 1, 2005, the Company has been granted six exploration licenses and has filed another 11 exploration license applications and 11 prospecting license applications.

Governor Broome Tenement

At present the Company’s most promising mining property is the tenement known as the Governor Broome project. The Governor Broome project is located 21 kilometers east northeast of Augusta, Western Australia in the Scott Coastal Plain. Access to this property is from the Brockman Highway, which is fully paved, and then along Governor Broome Road. Power for future mining operations, if required, can be supplied through existing high-tension power lines, which pass within two kilometers of the tenement.

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

The Company’s subsidiary has performed ground geophysics, including radiometrics on this tenement, drilled over 200 core holes, made heavy mineral determinations, and performed grain counts and mineralogy. Laboratory testing of the drill samples leads the Company to believe, without assurance, that a commercial grade of titanium ore is present on this tenement. The Company has commenced preliminary engineering studies on the Governor Broome tenement. The Company expects to prepare a full feasibility study, including mapping, resource and reserve studies on this tenement over the next 18 months, at an estimated cost of $5,000,000, if such working capital can be obtained. Such work would satisfy the Company’s annual expenditure requirement on this tenement when completed.

There is neither mining equipment nor a plant currently located on the Governor Broome tenement. A mine, if any, located on this property in the future would be an open pit mine. There are no known mining reserves on the Governor Broome tenement and the Company’s planned program for the tenement is exploratory in nature at the present time.

Five Other Granted Exploratory Tenements

The Company currently has been granted five other exploration licenses in the Scott Coastal Plain from the DIR. There is neither mining equipment nor a plant currently located on any of these five exploratory tenements. A mine, if any, located on these properties in the future would be an open pit mine. There are no known mining reserves on these five exploratory tenements and the Company’s planned program for these five licenses is exploratory in nature. The Company is hopeful, without assurance, of locating evidence of ores containing titanium minerals, garnet and zircon on these five exploratory tenements during its exploratory work.

The location of each of these five exploratory tenements, license information, access and power information, prior ownership (if any), prior report information (if any) and planned exploration work is set forth below.

The exploratory tenement called the Rover Range is located approximately 15 kilometers north of Augusta, Western Australia. This tenement has been leased for a term of five years, commencing on November 9, 2001. The annual rent on this tenement is $1,188, and there is an annual expenditure requirement on this tenement as well. Access to and power for mining this tenement would come from Glenarty Road. Some of the land covered by this tenement was previously leased by BHP Minerals and at least one mining report has been filed on this tenement with the DIR. Metal Sands has undertaken some field work on this tenement, and presently plans on commencing aircore drilling on this property in the next 12 months, at an estimated cost of $120,000, if such working capital can be obtained. Such work, when completed, would satisfy the Company’s annual expenditure requirement on this tenement.

The exploratory tenement called Bullant is located approximately 20 kilometers north of Augusta, Western Australia. This tenement has been leased for a term of five years, commencing on January 9, 2002. The annual rent on this tenement is $2,772, and there is an annual expenditure requirement on this tenement as well. Access to and power for mining this tenement would come from McCloud Creek Road. Some of the ground covered by this tenement was previously leased by BHP Minerals and at least one mining report has been filed on this tenement with the DIR. Metal Sands has completed field work on this tenement, and presently plans on completing aircore drilling on this property in the next 12 months, at an estimated cost of $80,000, if such working capital can be obtained. Such work, when completed, would satisfy the Company’s annual expenditure requirement on this tenement.

The exploratory tenement called Witchcliffe East is located approximately 38 kilometers north of Augusta, Western Australia. This tenement has been leased for a term of five years, commencing on February 17, 2005. The annual rent on this tenement is $1,782, and there is an annual expenditure requirement on this tenement as well. Access to and power for mining this tenement would come from Brockman Highway, which is paved. The Company has no knowledge that this tenement was previously leased from the DIR, nor of any mining report being filed on this tenement with the DIR. Metal Sands presently plans on commencing field work on this property in the next 12 months, at an estimated cost of $50,000, if such working capital can be obtained. Such work, when completed, would satisfy the Company’s annual expenditure requirement on this tenement.

The exploratory tenement called Witchcliffe South is located approximately 29 kilometers north of Augusta, Western Australia. This tenement has been leased for a term of five years, commencing on January 15, 2004. The annual rent on this tenement is $990, and there is an annual expenditure requirement on this tenement as well. Access to and power for mining this tenement would come from Warner Glen Road. The Company has no knowledge that this tenement was previously leased from the DIR, nor of any mining report being filed on this tenement with the DIR. Metal Sands presently plans on completing field work and aircore drilling on this property in the next 24 months, at an estimated cost of $200,000, if such working capital can be obtained. Such work, when completed, would satisfy the Company’s annual expenditure requirement on this tenement.

The exploratory tenement called Regans Ford is located approximately 52 kilometers west northwest of Gin Gin, Western Australia. This tenement has been leased for a term of five years, commencing on January 9, 2005. The annual rent on this tenement is $1,584, and there is an annual expenditure requirement on this tenement as well. Access to and power for mining this tenement would come from Brand Highway, which is paved. Portions of the tenement were previously leased by Iluka. Metal Sands presently plans on completing field work and aircore drilling on this property in the next three years, at an estimated cost of $400,000, if such working capital can be obtained. Such work, when completed, would satisfy the Company’s annual expenditure requirement on this tenement.

11 Exploration License Applications

The Company currently has filed with the DIR applications for leasing 11 additional exploration tenements in the Scott Coastal Plain and North Perth Basin of Western Australia and at Sea Elephant Bay in Tasmania, which are referred to herein as the “exploration license applications.” The Sea Elephant Bay application currently has an objection filed against it. The Company cannot currently predict when, if ever, these exploration licenses will be granted by the DIR.

The tenements for these license applications are all located around Augusta, Gin Gin or Eneabba, in Western Australia and one license application is located at Sea Elephant Bay in Tasmania. Access to these 11 properties is from fully paved roads. Power for future mining operations, if any, on these properties would come from these roads. Portions of seven of these 11 exploration tenements have been leased previously. There is no mining equipment or a plant currently located on any of these exploration tenements. A mine, if any, located on these properties in the future would be an open pit mine. If these exploration licenses are granted, of which there is no assurance, the Company presently plans on completing field inspection and aircore drilling on these tenements over the next six years, at an estimated cost of $2,000,000, if such working capital can be obtained. Such work would satisfy the Company’s annual expenditure requirement on these tenements when completed. There are no known mining reserves on these 11 exploration tenements and the Company’s planned program for these exploration tenements is exploratory in nature.

The Company is hopeful, without assurance, of locating evidence of ores containing titanium on these 11 exploration tenements during its exploratory work.

11 Prospecting License Applications

The Company currently has filed with the DIR applications for leasing 11 prospecting tenements in the Scott Coastal Plain region of Western Australia, which are referred to herein as the “prospecting license applications.” All of these prospecting license applications currently have objections filed against them. The Company cannot currently predict when, if ever, prospecting licenses may be granted by the DIR on these prospecting tenements.

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

If these prospecting licenses are granted, of which there is no assurance, the Company presently plans on completing a field inspection and aircore drilling on these 11 prospecting tenements within three years of grant, at an estimated cost of $100,000, if such working capital can be obtained. Such work would satisfy the Company’s annual expenditure requirement on these tenements when completed. There are no known mining reserves on these 11 prospecting tenements and the Company’s planned program for these 11 prospecting tenements is exploratory in nature.

The Company is hopeful, without assurance, of locating evidence of ores containing titanium on these 11 prospecting tenements during its exploratory work.

ITEM 3.	LEGAL PROCEEDINGS

The Company has had no legal proceedings during the past year.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company’s 2004 fiscal year.

On March 28, 2005, a majority of the Company’s shareholders approved an increase in the Company’s authorized common stock to 300,000,000 shares.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There was no trading of the Common Stock of the Company or any other securities of the Company in a public market in 2003 or 2004. The Company’s Common Stock began trading again on the “Pink Sheets-OTC market” in January 2005 under the symbol “ASWT.PK.” The Company intends to file a Form 211 to reinstate the Common Stock of the Company for trading on the OTC Bulletin Board. However, there can be no assurance that such reinstatement can be accomplished or that a trading market will develop for the Common Stock of the Company in the future.

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

Common Stock

During 2004 the authorized capital stock of the Company consisted of 100,000,000 shares of common stock, par value $0.001 per share. On March 28, 2005, the Company’s shareholders approved an increase in the Company’s authorized capital to 300,000,000 common stock shares, par value $0.001 per share.  As of April 7, 2005, there were 85,720,806 shares of common stock issued and outstanding. Holders of common stock are entitled to one vote for each share held on each matter to be acted upon by stockholders of the Company. Stockholders do not have preemptive rights or the right to cumulate votes for the election of directors. Shares are not subject to redemption nor to any liability for further calls. All shares of common stock issued and outstanding are entitled to receive such dividends, if any, as may be declared by the Board of Directors in its discretion out of funds legally available for that purpose, and to participate pro rata in any distribution of the Company’s assets upon liquidation or dissolution.

In the event of liquidation or dissolution of the Company, all assets available for distribution after satisfaction of all debts and other liabilities are distributable among the holders of the common stock.

The transfer agent for the Company’s common stock is Holladay Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, Arizona 85251.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Year Ending December 31, 2004

Operations.

For the year ending December 31, 2004 the Company experienced a comprehensive loss of $1,014,429, which was comprised primarily of its other general and administrative costs of $446,324, costs related to the acquisition of mining rights of $61,275, costs related to the MSL acquisition of $300,000, exploration expenses of $210,015 and net foreign currency gain and adjustment of $3,235. In comparison, during the year ending December 31, 2003 the Company’s comprehensive loss was $137,386. The increase in the comprehensive loss in 2004 primarily resulted from the $240,000 fee due to Doyle Capital for services during the year,  $361,275 in costs related to the purchase of MSL and exploration costs of $210,015. The Company expects its management salaries to continue at the same level throughout the remainder of 2005. The Company expects its exploration expenses to increase throughout the remainder of 2005 as its exploration program on its properties continues. (See “Item 2. Properties.”)

Liquidity and Capital Resources.

The Company raised approximately $490,000 from foreign private placements throughout the year. The Company will need to continue substantial fund raising in 2005 and 2006, because the Company’s planned exploration program for its mining properties requires expenditures of approximately $8,000,000 over the next 5 years, with approximately $5,500,000 of exploration expenditures planned for the next two years. (See “Item 2. Properties.”)

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our financial statements for the year ended December 31, 2004. Our accumulated deficit at December 31, 2004 was $13,655,871. All exploration costs are expensed as incurred.

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

On December 3, 2002 the Company’s Board of Directors approved the resignation of Ashworth, Mitchell Brazelton, PLLC (“AMB”) as the Company’s certifying accountant. On September 17, 2003, Company’s Board of Directors approved the engagement of Shelley International CPA (“Shelley”) as the Company’s certifying accountant.

AMB had been the Company’s certifying accountant for the prior two years. During such two years AMB’s report on the Company’s financial statements contained no adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles, except for a fourth explanatory paragraph regarding Company’s “ability to continue as a going concern.” The Company had no disagreements with AMB during such two years and any subsequent interim period preceding the date of dismissal on December 3, 2002 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of AMB, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

The Company made the contents of its May 3, 2004 Form 8-K filing with the SEC available to AMB and requested them to furnish a letter to the SEC as to whether AMB agreed or disagreed with, or wished to clarify the Company’s expression of their views. A copy of AMB’s letter to the SEC was included as an exhibit to that filing.

The Company did not consult with Shelley prior to its engagement regarding the application of any accounting principles or any type of audit opinion that might be rendered by it. The Company made the contents of its Form 8-K filing available to Shelley and requested them to furnish a letter to the SEC as to whether Shelley agrees or disagrees with, or wishes to clarify Company’s expression of their views.

On March 28, 2005, the Board of Directors of the Company approved the dismissal of Shelley as the Company’s certifying accountant and approved the engagement of Semple & Cooper, LLP (“S&C”) as the Company’s certifying accountant.

Shelley had been the Company’s certifying accountant for the three prior fiscal years. During the past three years Shelley’s report on the Company’s financial statements contained no adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles, except for a fourth explanatory paragraph regarding the Company’s ability “to continue as a going concern.” The Company had no disagreements with Shelley during the past three years and any subsequent interim periods preceding the date of dismissal on March 28, 2005 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Shelley, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

The Company did not consult with S&C prior to its engagement regarding the application of any accounting principles or any type of audit opinion that might be rendered by it.

The Company made the contents of its Form 8-K filed April 1, 2005 available to Shelley and requested them to furnish a letter to the SEC as to whether Shelley agreed or disagreed with, or wished to clarify the Company’s expression of their views.  Shelley provided its letter to the SEC indicating that it agreed with the Company’s expression of their views, which letter was filed with the SEC on April 7, 2005 as Exhibit 16 to Amendment No. 1 to such Form 8-K.

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

Committees; Code of Ethics

The Company does not currently have any standing committees. The Company’s Board of Directors serves as its Audit Committee because the Company is too small to have an Audit Committee at this time. The Company does not have an audit committee financial expert because no one on the Board of Directors is so qualified.

The Company has not adopted a code of ethics for any of its officers, because the Company has been advised by counsel that any such code of ethics may be materially different than existing state and federal law, and, if so, may subject the Company’s officers to personal liability in addition to and different from liability under current state and federal law.

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

The following table sets forth for the fiscal years ended December 31, 2004, 2003 and 2002, compensation awarded or paid to the Company’s executive officers and directors. Other than as indicated in the table below, no executive officer or director of the Company received any annual compensation in the years ended December 31, 2004, 2003 or 2002.

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
_____________

(1)
This salary does not include $240,000 per annum due to Doyle Capital, Ltd. pursuant to a consulting agreement.  This amount was accrued in 2004, but not paid.  (See “Item 12. Certain Relationships and Related Transactions,” below.)

The following table sets forth certain information concerning the warrants (with stock appreciation rights) granted during the fiscal year to the Company’s chief executive officer and each other executive officer.

	Number of	% of Total
	Securities	Options/SARs
	Underlying	Granted to
	Options/SARs	Employees in	Exercise or Base	Expiration
Name	Granted (#)	Fiscal Year	Price ($/Sh)	Date

Alan Doyle	15,000,000 (1)	100%	$0.04	12/31/2007
______________

(1)
These warrants were issued to Doyle Capital, Ltd., an Australian entity of which Mr. Doyle is an officer, director and principal shareholder, as compensation for Doyle Capital’s efforts in completing the Metals Sands acquisition.

The following table sets forth information concerning each exercise of stock options and the value of unexercised options (with stock appreciation rights) at December 31, 2004 for the Company’s chief executive officer and each other officer.

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

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of April 7, 2005 by (i) all those known by the Company to be the beneficial owners of more than 5% of its Common Stock, (ii) each of the Company’s directors and officers, and (iii) all of the Company’s directors and executive officers as a group.

Name of	Amount of		Percent
Beneficial Owner	Beneficial Ownership		of Class

Alan Doyle, President and Director	2,998,001 shares	(1)	3.5%

Peter Holsworth, Director	0 shares		0.0%

All officers and directors as a group	2,998,001 shares	(2)	3.5%
______________

(1)
This number does not include warrants to purchase 15,000,000 shares at $.04 per share through December 31, 2007. If Mr. Doyle exercises these warrants, he would own 17.9% of the Company’s presently outstanding shares.

(2)
This number does not includes warrants to purchase 15,000,000 shares at $.04 per share through December 31, 2007. If Mr. Doyle exercises these warrants, the officers and Directors of the Company, as a group, would own 17.9% of the Company’s presently outstanding shares.

The following table sets forth certain information concerning equity compensation plans approved by the Company’s shareholders and not approved by the Company’s shareholders at December 31, 2004.

	Number of		Number of
	Shares to be	Weighted	Shares to be
	Issued for	Average Exercise	Issued for Other
Plan Category	Compensation	Price	Compensation

Approved by Shareholders	0	0	0

Not Approved by Shareholders	15,000,000	$0.04	0

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 25, 2000, Doyle Capital, Ltd., an Australian company (“DCL”), of which Mr. Alan Doyle, the Company’s President, is an officer, director and principal shareholder, acquired 700,000 shares of the Company’s Common Stock and 700,000 warrants exercisable through June 30, 2004 at an exercise price of $.10 per share. The purchase price of such securities was $.10 per share. These securities were sold to DCL on the same terms as sold to other investors at that time.

On September 25, 2000, Syntek International Pty Ltd., an Australian company (“Syntek”), of which Mr. Peter Holsworth, a director of the Company, is an officer, director and principal shareholder, acquired 500,000 shares of Company Common Stock and 500,000 warrants exercisable through June 30, 2004 at an exercise price of $.10 per share. The purchase price of such securities was $.10 per share. These securities were sold to Syntek on the same terms as sold to other investors at that time.

On September 29, 2000, 2,000,000 warrants, exercisable through June 30, 2004 at an exercise price of $.10 per share, were issued to Syntek as compensation for the services of Mr. Holsworth. The Company placed no value on these warrants for financial statement purposes since the Company’s last sale of Common Stock had been at $.10 per share, the same price as the exercise price of these warrants.

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

Effective January 2004, the Company amended its consulting agreement with DCL to extend the expiration date to December 31, 2007 and to increase the monthly consulting fee to $20,000.  $240,000 has been accrued as due to DCL at December 31, 2004 but is unpaid at May 25, 2005.  At December 31, 2004, DCL was owed a total of $251,209 from the consulting fees and working capital loans to the Company.  Also under this amended agreement, DCL was to receive a 6% commission on all gross proceeds from foreign private placements conducted by DCL on the Company’s behalf.  In May 2005, DCL waived its right to any commissions on amounts raised in 2004.  Additionally, pursuant to this agreement DCL was issued 15,000,000 warrants with an exercise price of $0.04 and an expiration date of December 31, 2007 as compensation for the facilitation of the Metal Sands acquisition.  These warrants were issued to DCL in December 2004 and were valued at $300,000, based on the Black Scholes pricing model.

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

AMERICAN SOUTHWEST HOLDINGS, INC.

Date: November 29, 2005	By:	/s/ Alan Doyle
Alan Doyle
President (Chief Executive Officer), Treasurer (Principal Financial Officer) and Director

Date: November 29, 2005	By:	/s/ Peter Holsworth
Peter Holsworth
Director

AMERICAN SOUTHWEST HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of American Southwest Holdings, Inc. as of December 31, 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended and the cumulative period from inception (October 20, 1989) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the year then ended and the cumulative period from inception (October 20, 1989) through December 31, 2004, in conformity with accounting principles generally accepted in the United States.

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

As discussed in Note 11 to the consolidated financial statements, the financial statements have been restated in relation to the correction of the application of an accounting principle.

/s/ Semple & Cooper, LLP
Phoenix, Arizona
June 2, 2005, except as to Note 11, as to which the date is November 1, 2005

Report of Independent Certified Public Accountant

To the Board of Directors and Audit Committee
American Southwest Holdings Inc.

I have audited the accompanying balance sheet of American Southwest Holdings Inc., (formerly Namibian Copper Mines, Inc.) (a Development Stage Company) as of December 31, 2003, and 2002 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years 2003, 2002 and 2001 and the period from October 10, 1989 (inception) to December 31, 2003. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, financial position of American Southwest Holdings, Inc. as of December 31, 2003, and 2002 and the related statements of operations, stockholders’ equity, and cash flows for the years 2003, 2002 and 2001 and the period from October 10, 1989 (inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue and no operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

/s/ Shelley International CPA
January 25, 2004
Mesa Arizona

AMERICAN SOUTHWEST HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets

	December 31,
	2004	2003
ASSETS
Cash & cash equivalents	$205,493	$4,579
Receivables	3,065	—
Total current assets	208,558	4,579
Property and equipment, net	4,202	—
Mining rights	33,100	—
Total assets	$245,860	$4,579

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$147,937	$122,581
Due to related parties	334,714	—
Loans payable to related parties	41,495	36,980
Total current liabilities	524,146	159,561

Common stock
$.001 par value, 100,000,000 shares authorized, 82,150,806 and 28,163,950 shares issued and outstanding at December 31, 2004 and 2003, respectively	82,151	28,164
Paid in capital	13,234,217	12,464,174
Common stock subscribed	67,095	—
Deficit accumulated during development stage	(13,655,871)	(12,647,320)
Foreign currency translation adjustment (Note 1)	(5,878)	—
Total shareholders’ deficit	(278,286)	(154,982)
Total liabilities and shareholders’ equity	$245,860	$4,579

The accompanying notes are an integral part of the financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC.
(An Exploration Stage Company)
Statements of Operations and Comprehensive Loss

			Cumulative
	For the year ended December 31,		During Development
	2004	2003	Stage

Revenue misc. (including interest)	$—	$—	$83,938

Other general & administrative costs	446,324	137,386	5,298,502
Depreciation	50	—	61,515
Organizational costs	—	—	120,000
Write off of Hiab project	—	—	7,697,615
Exploration expenses	210,015	—	210,015
Acquisition fee - related party	300,000	—	300,000
Costs for acquisition of mining rights	61,275	—	61,275

General & administrative costs	1,017,664	137,386	13,748,922

Operating loss	(1,017,664)	(137,386)	(13,664,984)

Other income:
Foreign currency gain	9,113	—	9,113

Loss before income taxes	(1,008,551)	(137,386)	(13,655,871)

Provision for income taxes	—	—	—

Net loss	$(1,008,551)	$(137,386)	$(13,655,871)

Foreign currency translation adjustment	(5,878)	—	(5,878)

Comprehensive loss	$(1,014,429)	$(137,386)	$(13,661,749)

Net loss per share - basic & diluted	$(0.03)	$(0.01)

Weighted average shares outstanding	37,585,590	23,513,950

The accompanying notes are an integral part of the financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ (Deficit)

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

AMERICAN SOUTHWEST HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ (Deficit)
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

AMERICAN SOUTHWEST HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ (Deficit)
(Continued)

						Accumulated
						Other
	Common Stock		Paid in	Stock	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Subscribed	Deficit	Income	Equity

Net (Loss)	—	—	—	—	(60,608)	—	(60,608)
Balance, December 31, 2001	18,863,950	18,864	12,246,382	—	(12,452,636)	—	(187,390)

Shares issued for cash. 400,000 shares at $0.04 per share	400,000	400	15,600	—	—	—	16,000
Warrants issued with stock, 400,000 warrants at $0.01 per warrant	—	—	4,000	—	—	—	4,000
Shares issued for debt at $0.04 per share	2,900,000	2,900	113,100	—	—	—	116,000
29,000 warrants issued at $0.01 per warrant	—	—	29,000	—	—	—	29,000
Net (Loss)	—	—	—	—	(57,298)	—	(57,298)
Balance, December 31, 2002	22,163,950	22,164	12,408,082	—	(12,509,934)	—	(79,688)

Shares issued for services at $0.01 per share	6,000,000	6,000	56,092	—	—	—	62,092
Net (Loss)	—	—	—	—	(137,386)	—	(137,386)
Balance, December 31, 2003	28,163,950	28,164	12,464,174	—	(12,647,320)	—	(154,982)

Shares and warrants issued for cash, net of costs of $7,168	15,750,000	15,750	397,880	—	—	—	413,630
Shares issued for services	961,851	962	18,275	—	—	—	19,237
Issuance of stock for cancellation of warrants	2,175,005	2,175	35,888	—	—	—	38,063
Shares issued for debt at $0.01 per share	2,000,000	2,000	18,000	—	—	—	20,000
Shares issued in connection with acquisition of Metal Sands Limited	33,100,000	33,100	—	—	—	—	33,100
Warrants issued to related party for facilitation of acquisition	—	—	300,000	—	—	—	300,000
Common stock subscribed	—	—	—	67,095	—	—	67,095
Currency translation	—	—	—	—	—	(5,878)	(5,878)
Net (Loss)	—	—	—	—	(1,008,551)	—	(1,008,551)
Balance, December 31, 2004	82,150,806	$82,151	$13,234,217	$67,095	$(13,655,871)	$(5,878)	$(278,286)

The accompanying notes are an integral part of the financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	For the year ended December 31,		Cumulative since
	2004	2003	inception, 10/20/1989
Cash flows from operating activities:
Reconciliation of net loss to net cash used by operating activities:
Net loss:	$(1,008,551)	$(137,386)	$(13,655,871)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	50	—	50
Stock and warrants issued in exchange for services	361,275	62,092	707,867
Stock issued for cancellation of warrants	38,063	—	38,063

Changes in Operating Assets and Liabilities:
Accounts receivable	179	—	179
Accounts payable and accrued liabilities	(16,294)	42,893	143,267
Due to related parties	316,876	—	316,876
Net cash used by operating activities	(308,402)	(32,401)	(12,449,569)

Cash flows from investing activities:
Purchase of property and equipment	(172)	—	(172)
Costs related to acquisition of Metal Sands Limited	(24,038)	—	(24,038)
Cash received from acquisition of Metal Sands	169,601	—	169,601
Amounts lent to Metal Sands prior to acquisition	(117,437)	—	(117,437)
Net cash provided (used) in investing activities	27,954	—	27,954

Cash flows from financing activities:
Sale of stock and warrants	420,828	—	12,566,574
Net borrowings from related parties	4,515	36,980	4,515
Stock issue costs	(5,198)	—	(5,198)
Stock subscription deposits	67,095	—	67,095
Net cash provided by financing activities	487,240	36,980	12,632,986
Effect of exchange rate on cash	(5,878)	—	(5,878)
Net increase in cash	200,914	4,579	205,493
Cash and cash equivalents at beginning of period	4,579	—	—
Cash and cash equivalents at end of period	$205,493	$4,579	$205,493

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

Environmental and Reclamation Costs:

The operations of the Company have been and may in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon the Company are not predictable. The Company will provide for any reclamation costs in accordance with Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations”.

Mineral Properties:

In accordance with U.S. GAAP, exploration, mineral property evaluation, holding costs, option payments and related acquisition costs for mineral properties acquired under an option agreement are expensed as incurred. When proven and probable reserves are determined for a property and a bankable feasibility study is completed, then subsequent exploration and development costs on the property would be capitalized. Total capitalized cost of such properties is measured for recoverability of carrying value under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Mining Rights:

Mining Rights represents the Companuy’s purchase price of the mining rights held by MSL.  The Company has the right to mine various mineral sands tenements held in the South West territory of Western Australia.  The mining rights will be amortized on a units of production basis.  As of December 31, 2004, the total units of production have not been determined and no amortization has been recorded.

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

SFAS 154 - Accounting Changes and Error Corrections.  This statement is a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS 154 applies to all voluntary changes in accounting principle and changes in the requirements for accounting for and reporting a change in accounting principle.  SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable.  APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  FASB stated that SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods.  The Company has elected early adoption of SFAS 154.

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

The Company has had no revenues from operations since inception and has a deficit from expenditures since inception to December 31, 2004 in the amount of $13,655,871. The Company has relied to date, and will continue to rely on its ability to raise equity to fund working capital requirements and fund exploration expenditures. Management will continue to control expenditures in line with its ability to raise equity working capital.

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

Income taxes for American Southwest Holdings, Inc.:

The total deferred tax asset is approximately $1,756,000, which is calculated by multiplying a 15% estimated tax rate by the cumulative NOL of approximately $11,704,000. The total valuation allowance is a comparable $1,756,000.

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

	2004	2003

Net change in deferred taxes since inception	1,756,000	1,604,299
Valuation account by year	(1,756,000)	(1,604,299)
Current taxes payable	—	—
Provision for income taxes	—	—

Below is a chart showing the estimated United States federal net operating losses and the years in which they will expire.

Year	Amount	Expiration

1996	$2,327,161	2016
1997	6,286,760	2017
1998	1,700,877	2018
1999	237,400	2019
2000	1,201	2020
2001	0	2021
2002	4,540	2022
2003	137,386	2023
2004	1,008,551	2024
Total NOL	$11,703,876

Major items causing the Company’s tax rate to differ from the statutory rate are as follows:

	12/31/2004	12/31/2003

Income tax benefit at statutory rate	$151,701	$20,608
Less change in valuation allowance	(151,701)	(20,608)
Income tax expense	$—	$—

AMERICAN SOUTHWEST HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (continued)

4.	Income Taxes (continued):

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

Native Title:

MSL’s mining tenements may be subject to native title applications in the future. At this stage it is not possible to quantify the impact (if any) that native titles may have on the operations of MSL.

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

As of December 31, 2004, the Company owes $246,694 to another company owned by the Company’s President and $50,000 to a director of the Company. These amounts are included in “Due to related parties” in the accompanying financial statements.

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

During the year ended December 31, 2004, the Company issued shares of its common stock as follows:

•	15,750,000 shares for cash in the amount of $420,798
•	961,851 shares valued $19,237, in exchange for services
•	2,175,005 shares valued at $38,063 in exchange for the cancellation of 13,050,000 common stock warrants
•	2,000,000 shares valued at $20,000, in payment of debt
•	33,100,000 shares valued at $33,100 in connection with the acquisition of MSL (See Note 8)

The Company realized costs in the amount of $7,168 in connection with issuing these shares of common stock.

Warrants:

The following table summarizes the common stock warrant activity for the company.

	Options	Weighted Average Exercise Price

Warrants outstanding at 12/31/2002	13,050,000	$0.115
Granted	—	—
Warrants outstanding at 12/31/2003	13,050,000	$0.115
Cancelled	(13,050,000)	$0.115
Granted	19,000,000	$0.04
Warrants outstanding at 12/31/2004	19,000,000	$0.04

AMERICAN SOUTHWEST HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (continued)

7.	Stockholders’ Equity (continued):

Information relating to common stock warrants at December 31, 2004 summarized by exercise price is as follows:

	Outstanding			Exercisable
		Remaining	Weighted Average		Weighted Average
Exercise Price Per Share	Shares	Life ( In Years)	Exercise Price	Shares	Exercise Price

$0.04	19,000,000	3.0	$ 0.04	19,000,000	$ 0.04

During the year ended December 31, 2004, 4,000,000 warrants to purchase the Company’s common stock were issued in a private placement of 8,000,000 shares of common stock to sophisticated investors.  The warrants are exercisable at $0.04 per warrant and expire December 31, 2007.

8.	Acquisition of Metal Sands Limited:

During the year ended December 31, 2004, the Company purchased Metal Sands Limited in exchange for 33,100,000 shares of the Company’s common stock, valued at $33,100 and incurred $61,275 in professional fees in connection with the acquisition. The Company assumed net liabilities relating to cash advances made to Metal Sands prior to the asset acquisition of $194,999 which were expensed as exploration costs and recorded Mining Rights in the amount of $33,100.

In addition, 15,000,000 warrants to purchase the Company’s common stock were issued to Doyle Capital Ltd. (DCL) for their part in securing and facilitating the MSL acquisition. DCL is principally owned by the President of the Company. The warrants are exercisable at $0.04 per warrant, expire December 31, 2007, and were valued at $300,000 using the Black Scholes option-pricing model with the following weighted average assumptions for all grants: expected life of options of three (3) years, risk free interest rate of five percent (5%), volatility of fifty-eight percent (58%) and a zero percent dividend yield.

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

During the year ended December 31, 2004, the Company issued 33,100,000 shares of its Common Stock, valued at $33,100, 15,000,000 common stock warrants, valued at $300,000, in payment of fees related to the MSL acquisition and incurred $61,275 in professional fees in connection with the acquisition of Metal Sands Limited. In connection with this purchase, the Company assumed net liabilities relating to cash advances made to Metal Sands prior to the asset acquisition of $194,999 and Mining Rights valued at $33,100.

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

11.	Correction of an Accounting Principle:

The Company is restating its financial statement due to a change in accounting for the Metal Sands Limited transaction. The transaction has now been accounted for as an asset purchase rather than a merger. The mining rights acquired in the transaction have now been recorded at the par value ($.001) of the 33,100,000 shares of common stock issued. In addition, all costs related to the acquisition have been expensed, and net liabilities of $194,999 assumed by the Company have been expensed as exploration costs. The effect of this change was to decrease mining rights reflected on the balance sheet by $1,847,174, decrease paid in capital by $1,290,900, and increase the loss in the current year and the deficit accumulated during development stage by $556,274. In addition, net loss per share changed from $(.01) as originally reported to $(.03) per share.