Form 10QSB/A
period 2005-03-31
AMERICAN SOUTHWEST HOLDINGS INC
filed 2005-12-02
CIK 1001516

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

At July 21, 2005, the Issuer had 85,720,806 outstanding shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format  Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Condensed Consolidated Balance Sheets

	March 31, 2005	December 31,
	(unaudited)	2004
ASSETS
Cash & cash equivalents	$82,401	$205,493
Receivables	18,214	3,065
Stock subscriptions receivable	19,984	–
Total current assets	120,599	208,558

Property and equipment, net	3,855	4,202
Mining rights	33,100	33,100
Total assets	$157,554	$245,860

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$252,057	$147,937
Due to related parties	409,506	334,714
Loans payable to related parties	41,495	41,495
Total current liabilities	703,058	524,146

Common stock
$.001 par value, 100,000,000 shares authorized,
and 85,720,806 and 82,150,806 shares issued and
outstanding as of March 31, 2005 and
December 31, 2004, respectively	85,721	82,151
Paid in capital	13,337,209	13,234,217
Common stock subscribed	89,701	67,095
Deficit accumulated during development stage	(14,056,691)	(13,655,871)
Foreign currency translation adjustment	(1,444)	(5,878)
Total shareholders' equity (deficit)	(545,504)	(278,286)
Total liabilities and shareholders' equity	$157,554	$245,860

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

			Cumulative
			During
	For the Three Months Ended March 31,		Exploration
	2005	2004	Stage

Revenue misc. (including interest)	$–	$–	$83,938

Other general & administrative costs	225,682	9,465	5,524,184
Depreciation	347	–	61,862
Organizational costs	–	–	120,000
Write off of Hiab project	–	–	7,697,615
Exploration expenses	170,091	–	380,106
Acquisition fee - related party	–	–	300,000
Costs for acquisition of mining rights	–	–	61,275

General & administrative costs	396,120	9,465	14,145,042

Operating loss	(396,120)	(9,465)	(14,061,104)

Other income:
Foreign currency loss	(4,700)	–	4,413

Loss before income taxes	(400,820)	(9,465)	(14,056,691)

Provision for income taxes	–	–	–

Net loss	$(400,820)	$(9,465)	$(14,056,691)

Foreign currency translation adjustment	4,434	–	(1,444)

Comprehensive loss	$(396,386)	$(9,465)	$(14,058,135)

Net loss per share - basic & diluted	$–	$–

Weighted average shares outstanding	85,066,584	23,513,950

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Condensed Consolidated Statements of Cash Flows
(unaudited)

			Cumulative
			Since
	For the Three Months Ended March 31,		Inception,
	2005	2004	10/20/1989
Cash flows from operating activities:
Reconciliation of net loss to net cash
used by operating activities:
Net loss	$(400,820)	$(9,465)	$(14,056,691)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	347	–	397
Stock and warrants issued in exchange for services	–	–	707,867
Stock issued for cancellation of warrants	–	–	38,063

Changes in Operating Assets and Liabilities:
Accounts receivable	(15,149)	–	(14,970)
Accounts payable and accrued liabilities	104,120	(5,399)	247,387
Due to related parties	74,792	–	391,668
Net cash used by operating activities	(236,710)	(14,864)	(12,686,279)

Cash flows from investing activities:
Purchase of property and equipment	–	–	(172)
Costs related to acquisition of Metal Sands Limited	–	–	(24,038)
Cash received from acquisition of Metal Sands	–	–	169,601
Amounts lent to Metal Sands prior to acquisition	–	(38,805)	(117,437)
Net cash provided (used) in investing activities	–	(38,805)	27,954

Cash flows from financing activities:
Sale of stock and warrants	39,467	–	12,606,041
Net borrowings from related parties	–	72,519	4,515
Stock issue costs	–	–	(5,198)
Stock subscription deposits	69,717	–	136,812
Net cash provided by financing activities	109,184	72,519	12,742,170
Effect of exchange rate on cash	4,434	–	(1,444)
Net (decrease) increase in cash	(123,092)	18,850	82,401
Cash and cash equivalents at beginning of period	205,493	4,579	–
Cash and cash equivalents at end of period	$82,401	$23,429	$82,401

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

The Company has had no revenues from operations since inception and has a deficit from expenditures since inception to March 31, 2005 in the amount of $14,056,691. The Company has relied to date, and will continue to rely on its ability to raise equity to fund working capital requirements and fund exploration expenditures. Management will continue to control expenditures in line with its ability to raise equity working capital.

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

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern with our financial statements for the quarter ending March 31, 2005. Our accumulated deficit at March 31, 2005 was ($14,056,691). All exploration costs are expensed as incurred.

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

In January 2005 the Company issued 2,630,000 restricted common stock shares to five non-U.S. residents who had paid approximately $67,095 for the shares in the prior quarter. There was no preparation of the U.S. market in connection with these sales and the stock certificates issued in this transaction bear restrictive legends which prohibit the sale in the U.S. without an applicable registration statement or exemption therefrom.  Doyle Capital, Ltd., now known as Africa Pacific Capital Limited (“APC”), received a 6% commission on these sales.  We believe this transaction complies with Regulation S, as promulgated under the Securities Act of 1933.

In February and March 2005 the Company issued a total of 940,000 restricted common stock shares to two non-U.S. residents who paid approximately $47,712 for the shares. There was no preparation of the U.S. market in connection with these sales and the stock certificates issued in this transaction bear restrictive legends which prohibit the sale in the U.S. without an applicable registration statement or exemption therefrom.  APC received a 6% commission on these sales.  We believe this transaction complies with Regulation S, as promulgated under the Securities Act of 1933.

At March 31, 2005 the Company had received subscriptions for 1,794,000 restricted common stock shares from seven non-U.S. residents who had paid approximately $89,701 for the shares which were issued in the following quarter. There was no preparation of the U.S. market in connection with these sales and the stock certificates issued in this transaction bear restrictive legends which prohibit the sale in the U.S. without an applicable registration statement or exemption therefrom.  APC received a 6% commission on these sales.  We believe this transaction complies with Regulation S, as promulgated under the Securities Act of 1933.

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