Form 10QSB/A
period 2005-06-30
AMERICAN SOUTHWEST HOLDINGS INC
filed 2005-12-02
CIK 1001516

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
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
					Cumulative
	Three months ended		Six months ended		since
	June 30,		June 30,		inception,
	2005	2004	2005	2004	10/20/1989

Revenue misc. (including interest)	$–	$–	$–	$–	$83,938

Other general & administrative costs	400,094	65,045	625,776	74,511	5,924,278
Depreciation	335	–	682	–	62,197
Organizational costs	–	–	–	–	120,000
Write off of Hiab project	–	–	–	–	7,697,615
Exploration expenses	36,019	–	206,110	–	416,125
Acquisition fee - related party	–	–	–	–	300,000
Costs for acquisition of mining rights	–	–	–	–	61,275

General & administrative costs	436,448	65,045	832,568	74,511	14,581,490

Operating loss	(436,448)	(65,045)	(832,568)	(74,511)	(14,497,552)

Other income:
Foreign currency loss	(3,421)	–	(8,121)	–	992

Loss before income taxes	(439,869)	(65,045)	(840,689)	(74,511)	(14,496,560)

Provision for income taxes	–	–	–	–	–

Net loss	$(439,869)	$(65,045)	$(840,689)	$(74,511)	$(14,496,560)

Foreign currency translation adjustment	4,142	–	8,576	–	2,698

Comprehensive loss	$(435,727)	$(65,045)	$(832,113)	$(74,511)	$(14,493,862)

Net loss per share - basic & diluted	$–	$–	$(0.01)	$–

Weighted average shares outstanding	87,558,762	23,513,950	86,319,557	23,513,950

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

Operations for the Three Months Ending June 30, 2005

For the quarter ending June 30, 2005 the Company experienced a comprehensive loss of $435,727, which was comprised primarily of its general and administrative costs of $400,094, exploration expenses of $36,019 and net foreign currency gain and adjustment of $721. In comparison, during the quarter ending June 30, 2004 the Company's comprehensive loss was $75,046. The increase in the comprehensive loss in the 2005 quarter primarily resulted from the expenses incurred by the Company's operating subsidiary, which was acquired in December 2004. During the quarter ending June 30, 2004 the Company's operations had been inactive.

Operations for the Six Months Ending June 30, 2005

For the six-month period ending June 30, 2005 the Company experienced a comprehensive loss of $832,113, which was comprised primarily of its general and administrative costs of $625,776, exploration expenses of $206,110 and net foreign currency gain and adjustment of $455. In comparison, during the six-month period ending June 30, 2004 the Company's comprehensive loss was $84,511. The increase in the comprehensive loss in the six-month period ending June 30, 2005 primarily resulted from the expenses incurred by the Company's operating subsidiary, which was acquired in December 2004. During the six-month period ending June 30, 2004 the Company's operations had been inactive. The Company expects its general and administrative expenses to continue at the same level throughout the remainder of 2005. The Company expects its exploration expenses to increase throughout the remainder of 2005 as its exploration program on its properties continues.

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

AMERICAN SOUTHWEST HOLDINGS, INC.

Date: November 30, 2005	By:	/s/ Alan Doyle

Alan Doyle President (Chief Executive Officer) and Treasurer (Principal Financial Officer)