Form 10QSB
period 2005-09-30
AMERICAN SOUTHWEST HOLDINGS INC
filed 2006-01-20
CIK 1001516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Commission File No.:  0-27947

AMERICAN SOUTHWEST HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	86-0800964
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

4225 North Brown Avenue
Scottsdale, Arizona 85251
(Address of principal executive offices)

(480) 946-4006
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

At January 17, 2006, the Issuer had 119,845,806 outstanding shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format:   Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash & cash equivalents	$208,682	$205,493
Accounts Receivable	22	3,065
Total current assets	208,704	208,558
Property and equipment, net	3,248	4,202
Mining rights	33,100	33,100
Total assets	$245,052	$245,860

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$101,718	$147,937
Due to related parties	–	334,714
Loans payable to related parties	–	41,495
Total current liabilities	101,718	524,146

Common stock
$.001 par value, 100,000,000 shares authorized,
and 119,689,806 and 82,150,806 shares issued and
outstanding as of September 30, 2005 and
December 31, 2004, respectively	119,690	82,151
Paid in capital	14,736,442	13,234,217
Common stock subscribed	–	67,095
Deficit accumulated during development stage	(14,716,039)	(13,655,871)
Foreign currency translation adjustment	3,241	(5,878)
Total shareholders’ equity	143,334	(278,286)
Total liabilities and shareholders’ equity	$245,052	$245,860

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
					Cumulative
	Three months ended		Nine months ended		since
	September 30,		September 30,		inception,
	2005	2004	2005	2004	10/20/1989

Revenue misc. (including interest)	$–	$–	$–	$–	$83,938

Other general & administrative costs	205,739	70,965	831,515	145,476	6,130,017
Depreciation	272	–	954	–	62,469
Organizational costs	–	–	–	–	120,000
Write off of Hiab project	–	–	–	–	7,697,615
Exploration expenses	12,518	–	218,628	–	428,643
Acquisition fee – related party	–	–	–	–	300,000
Costs for acquisition of mining rights	–	–	–	–	61,275

General & administrative costs	218,529	70,965	1,051,097	145,476	14,800,019

Operating loss	(218,529)	(70,965)	(1,051,097)	(145,476)	(14,716,081)

Other income:
Foreign currency loss	(950)	–	(9,071)	–	42

Loss before income taxes	(219,479)	(70,965)	(1,060,168)	(145,476)	(14,716,039)

Provision for income taxes	–	–	–	–	–

Net loss	$(219,479)	$(70,965)	$(1,060,168)	$(145,476)	$(14,716,039)

Foreign currency translation adjustment	543	–	9,119	–	3,241

Comprehensive loss	$(218,936)	$(70,965)	$(1,051,049)	$(145,476)	$(14,712,798)

Net loss per share - basic & diluted	$–	$–	$(0.01)	$–

Weighted average shares outstanding	93,333,208	38,550,806	88,683,132	34,209,240

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
			Cumulative
			since
	Nine months ended September 30,		inception,
	2005	2004	10/20/1989
Cash flows from operating activities:
Reconciliation of net loss to net cash
used by operating activities:
Net loss:	$(1,060,168)	$(145,476)	$(14,716,039)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	954	–	1,004
Stock and warrants issued in exchange for services	–	16,899	707,867
Stock issued for cancellation of warrants	–	–	38,063

Changes in Operating Assets and Liabilities:
Accounts receivable	3,043	–	3,222
Accounts payable and accrued liabilities	235,973	37,919	379,240
Due to related parties	223,791	38,020	540,667
Net cash used by operating activities	(596,407)	(52,638)	(13,045,976)

Cash flows from investing activities:
Purchase of property and equipment	–	–	(172)
Costs related to acquisition of Metal Sands Limited	–	–	(24,038)
Cash received from acquisition of Metal Sands Limited	–	–	169,601
Amounts lent to Metal Sands Limited prior to acquisition	–	(69,557)	(117,437)
Net cash (used) provided by investing activities	–	(69,557)	27,954

Cash flows from financing activities:
Sale of stock and warrants	590,477	117,915	13,157,051
Net borrowings from related parties	–	–	4,515
Stock issue costs	–	–	(5,198)
Stock subscription deposits	–	–	67,095
Net cash provided by financing activities	590,477	117,915	13,223,463
Effect of exchange rate on cash	9,119	–	3,241
Net increase (decrease) in cash and cash equivalents	3,189	(4,280)	208,682
Cash and cash equivalents at beginning of period	205,493	4,579	–
Cash and cash equivalents at end of period	$208,682	$299	$208,682

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed consolidated financial statements included herein have been prepared by American Southwest Holdings, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2005, and the results of our operations and cash flows for the periods presented. The December 31, 2004, consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year.

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

On July 28, 1995, the name was changed to Namibian Copper Mines, Inc. and the Company invested in the feasibility study of the Hiab Copper Project Namibia. Funds were raised through private placement and the Company earned an interest in this project. As a result of falling copper prices, the project became marginal and the Company made the decision to withdraw from the project.

On June 9, 2000, the name was changed to American Southwest Holdings, Inc.

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

The Company has had no revenues from operations since inception and has a deficit from expenditures since inception to September 30, 2005, in the amount of $14,716,039. The Company has relied to date, and will continue to rely on its ability to raise equity to fund working capital requirements and fund exploration expenditures. Management will continue to control expenditures in line with its ability to raise equity working capital.

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

3.	Other Events:

Effective September 30, 2005, the Company has terminated its management agreement with Doyle Capital, Ltd, now known as Africa Pacific Capital Limited (“APC”). In connection with the termination, APC has exercised 15,000,000 warrants to purchase the Company’s common stock in exchange for the forgiveness of all outstanding debt owed to APC, or $600,000.

4.	Stockholders’ Equity:

Common Stock:

During the nine months ended September 30, 2005, the Company issued shares of its common stock as follows:

•	2,630,000 shares in connection with common stock subscriptions issued in the prior year in the amount of $67,095.
•	13,084,000 shares for cash in the amount of $611,090 and through the exercise of 4,000,000 common stock warrants.
•	6,825,000 shares valued at $282,192 in payment of debt to various non-related parties.
•	15,000,000 shares valued at $600,000 in payment of debt to APC and through the exercise of 15,000,000 common stock warrants.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Stockholders’ Equity (continued):

During the nine months ended September 30, 2005, the Company realized costs in the amount of $20,613 in connection with its equity activity.

During the nine months ended September 30, 2004, the Company issued 7,250,000 shares of its common stock for cash in the amount of $117,915.

5.	Statements of Cash Flows:

During the nine months ended September 30, 2005, the Company paid no income taxes and neither received nor paid any interest.

Disclosure of non-cash activities:

The Company recognized operating, investing and financing activities that affected assets, liabilities, and equity, but did not result in cash receipts or payments. These non-cash activities are as follows:

During the nine months ended September 30, 2005, the Company issued 6,825,000 shares of its common stock, valued at $282,192, in payment of debt to various non-related parties.

During the nine months ended September 30, 2005, the Company issued 15,000,000 shares of its common stock, valued at $600,000, in payment of debt to APC.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain matters discussed in this report may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this discussion, the words “believes,” “anticipates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such matters involve risks and uncertainties that may cause actual results to differ materially, including the following: changes in economic conditions; general competitive factors; the Company’s ability to execute its business model and strategic plans; and the risks described from time to time in the Company’s filings with the Securities and Exchange Commission. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Quarter Ending September 30, 2005

Operations.

For the quarter ending September 30, 2005 the Company experienced a comprehensive loss of $218,936, which was comprised primarily of its general and administrative costs of $205,739, exploration expenses of $12,518 and net foreign currency loss and adjustment of $407. In comparison, during the quarter ending September 30, 2004 the Company’s comprehensive loss was $70,965. The increase in the comprehensive loss in the 2005 quarter primarily resulted from the expenses incurred by the Company’s operating subsidiary, which was acquired in December 2004. During the quarter ending March 31, 2004 the Company’s operations had been inactive. The Company expects its general and administrative expenses to continue at the same level throughout the remainder of 2005. The Company expects its exploration expenses to continue at the same level throughout the remainder of 2005 as its exploration program on its properties continues.

At September 30, 2005, the Company's agreement with Doyle Capital, Ltd., now known as Africa Pacific Capital Limited (“APC”), was terminated.  In connection with the termination, APC exercised 15,000,000 warrants to purchase the Company's common stock in exchange of debt owed to APC of $600,000.  Alan Doyle remains Chairman of the Company and will continue his efforts to obtain funding for the Company's exploration and working capital needs.

Nine Months Ending September 30, 2005

Operations.

For the nine months ending September 30, 2005 the Company experienced a comprehensive loss of $1,051,049, which was comprised primarily of its general and administrative costs of $831,515, exploration expenses of $218,628 and net foreign currency gain and adjustment of $48. In comparison, during the nine months ending September 30, 2004 the Company’s comprehensive loss was $145,476. The increase in the comprehensive loss in the 2005 period primarily resulted from the expenses incurred by the Company’s operating subsidiary, which was acquired in December 2004. During the nine months ending September 30, 2004 the Company’s operations had been inactive.

Liquidity and Capital Resources.

The Company raised approximately $267,547 from foreign private placements and approximately $882,192 of Company accounts payable were converted to equity during the quarter. The Company will need to continue substantial fund raising in 2006, because the Company’s planned exploration program for its mining properties requires expenditures of approximately $8,000,000 over the next 5 years, with approximately $5,500,000 of exploration expenditures planned for the next two years.

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern with our financial statements for the quarter ending September 30, 2005. Our accumulated deficit at September 30, 2005 was ($14,716,039). All exploration costs are expensed as incurred.

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

Our President (Chief Executive Officer) and Treasurer (Principal Financial Officer), based on the evaluation of our disclosure controls and procedures has concluded that, as of September 30, 2005, our disclosure controls and procedures were ineffective to ensure that the information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. More specifically, the Company identified a material weakness due to a lack of sufficient personnel with appropriate knowledge in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to equity transactions.  Management plans to identify an appropriate service provider to eliminate this material weakness.  During the quarter ended September 30, 2005, there was no change in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending for the Registrant at September 30, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2005 we issued 21,825,000 shares of common stock to eight non-U.S. residents for previous debts valued at $882,193. There was no preparation of the U.S. market in connection with these sales and the stock certificates issued in this transaction bear restrictive legends which prohibit the sale in the U.S. without an applicable registration statement or exemption therefrom. No commission was paid on this transaction. We believe this transaction complies with Regulation S, as promulgated under the Securities Act of 1933 (the “Act”).

During the third quarter of 2005 we issued 6,350,000 restricted common stock shares to seven non-US residents for total cash consideration of $267,547 US. There was no preparation of the U.S. market in connection with these sales and the stock certificates issued in this transaction bear restrictive legends which prohibit the sale in the U.S. without an applicable registration statement or exemption therefrom. Doyle Capital Ltd. received a 6% commission on these sales. We believe this transaction complies with Regulation S, as promulgated under the Act.

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

AMERICAN SOUTHWEST HOLDINGS, INC.

Date: January 20, 2006	By:	/s/ Alan Doyle

Alan Doyle President (Chief Executive Officer) and Treasurer (Principal Financial Officer)