Form 10KSB
period 2005-12-31
AMERICAN SOUTHWEST HOLDINGS INC
filed 2006-06-27
CIK 1001516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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

Common Stock, $.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

State issuer’s revenues for its most recent fiscal year:   $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.     $4,951,912 as of May 5, 2006

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 141,795,806 as of May 5, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

AMERICAN SOUTHWEST HOLDINGS, INC.

PART I

ITEM 1.	BUSINESS

American Southwest Holdings, Inc. (the “Company”) was incorporated in the State of Delaware on October 20, 1989, and on December 15, 1989 merged with Cordon Corporation, a Nevada corporation, with the Delaware entity, Ameriserv Financial Corporation, being the surviving corporation. We were formed for the primary purpose of selling home warranty services pursuant to contracts with homeowners. In 1993 we filed for bankruptcy. On April 19, 1994, the U.S. Bankruptcy Court, Northern District of Texas, issued an order closing and finalizing our bankruptcy proceedings. Under the terms of the bankruptcy, we were forced to liquidate all of our assets. The proceeds were then distributed among our creditors, thereby satisfying all of our outstanding debts. We halted operations and ceased to do business at the conclusion of the bankruptcy proceedings. We utilized a “fresh-start” accounting method in our reorganization.

On July 28, 1995, our name was changed from Ameriserv Financial Corporation to Namibian Copper Mines, Inc. On June 9, 2000, our name was changed from Namibian Copper Mines, Inc. to American Southwest Holdings, Inc. We entered into an agreement to acquire the Hiab Copper Project’s mining claims owned by Hiab Copper Co. (Pty) Limited. The total purchase consideration was $3,780,000, subject to CPI indexation and installments totaling $427,000 were paid to Hiab Copper Co. (Pty) Limited. In 1998, due to the down turn in copper prices, we withdrew from the project. We lost our interest in the project at that time.

On December 15, 2004 we completed the acquisition of Metal Sands Limited, an Australian company (“Metal Sands”), which has 16 exploration licenses and 11 prospecting licenses throughout the Scott Coastal Plain in Western Australia. We issued 33,100,000 shares of our common stock to the shareholders of Metal Sands.

In April 2006, we entered into a non-binding letter of intent with a London-based entity which will invest $5,000,000 in our subsidiary which will own all of our interest in the Governor Broome tenement. (See “Item 2. Properties,” below.) There is no assurance that the $5,000,000 funding of our subsidiary will be completed. It is anticipated that the Governor Broome subsidiary will be listed for trading on the London AIM Exchange in the future. Upon completion of the funding, we anticipate distributing most of our stock in the subsidiary to our shareholders when such distribution is permitted under applicable rules and regulations of the various countries in which our shareholders reside. It is presently anticipated that our shareholders will be paid cash for fractional shares and deminis size blocks of shares due to our shareholders. It is also presently anticipated that the subsidiary shares will not be distributed to U.S. residents until 2008. If we are successful at receiving funding for the Governor Broome project on the London AIM Exchange, we will probably seek additional funding for other tenements in the same fashion in the future.

Employees

At March 1, 2006, in addition to our President, we employed one person, who was an employee of our subsidiary, Metal Sands. We presently estimate that this number of employees should be sufficient for us to complete our planned exploration of the Metal Sands properties. Additional employees will need to be hired if we move into the mining stage of development.

ITEM 2.	PROPERTIES

We currently maintain an accounting office at 4225 N. Brown Avenue, Scottsdale, Arizona 85251 at no cost to us, although the accountant charges us for internal accounting services provided.

During 2005, our Metal Sands subsidiary had offices located at 22 Oxford Close, Leederville, Western Australia, where it leased approximately 1,300 square feet of space for a monthly rent of $1,075. These premises were vacated in January 2006.

Since November 2004, Metal Sands has leased a house at 4014 Brockham Highway, Karridale, Western Australia,at a weekly rent of $128. This lease has been extended through August 31, 2006.  This property provides a field office for Metal Sands’ employees and consultants while working at the property sites in the Scott Coastal Plain.

Mining Properties

Our subsidiary, Metal Sands, leases its mining properties from the Western Australian Department of Industry and Resources (the “DIR”). Mining claims are called “tenements” in Western Australia. The DIR issues tenement licenses for three categories of mineral leases (in order from most developed to least developed): mining leases, exploration licenses, and prospecting licenses. The DIR license granting process for each category commences with the filing of a license application. After an application is filed the DIR reviews the application and after a period of time grants the application, if no objections are made to the application. Any party may file an objection to a license application. When an objection is filed, a governmental agent called a warden conducts a hearing on the objection and makes a ruling in support of or against the objection. Generally, the DIR follows the warden’s ruling on the objection in granting the license application, or modifying the application. If the objection is upheld, the applying party may accept the modified license application or withdraw its application. A party holding any level tenement license, such as a prospecting license on a property preempts any other party from applying for a higher level license on that property during the license term.

As of March 1, 2006, we had been granted six exploration licenses and have filed 11 exploration license applications and 11 prospecting license applications.

Governor Broome Tenement

At present our most promising mining property is the tenement known as the Governor Broome project. The Governor Broome project is located 21 kilometers east-north-east of Augusta, Western Australia in the Scott Coastal Plain. Access to this property is from the Brockman Highway which is fully paved, and 15 kilometers of developed but unpaved Governor Broome Road. Power for future mining operations, if any, on this property would come from high tension power lines crossing the tenement.

The Governor Broome tenement has been leased as an exploration license from the DIR for a term of five years, commencing on January 9, 2002, with a two-year extension. The annual rent on this tenement is $3,663, and there is an annual expenditure requirement on this tenement as well.

The Governor Broome tenement was previously leased by Kingston Resources and Cable Sands, Australian mining companies. Three project reports on the Governor Broome tenement have been previously filed with the DIR.

Our subsidiary has performed ground geophysics, including magnetics and radiometrics on this tenement; drilled core samples of over 200 core holes; made heavy mineral determinations; and performed grain counts and mineralogy. Laboratory testing of the core samples leads us to believe, without assurance, that a commercial grade of titanium ore is present on this tenement.

We have commenced preliminary engineering studies on the Governor Broome tenement. We expect to prepare a full feasibility study, including mapping, resource and reserve studies on this tenement over the next 18 months, at an estimated cost of $5,000,000, if such working capital can be obtained. Such feasibility study would satisfy our annual expenditure requirement on this tenement when completed.

There is no mining equipment nor a plant currently located on the Governor Broome tenement. A mine, if any, located on this property in the future would be an open pit mine.

There are no known mining reserves on the Governor Broome tenement and our planned program for the tenement is exploratory in nature at the present time.

Five Other Exploratory Tenements

We currently have been granted five other exploration licenses in the Scott Coastal Plain from the DIR. There is no mining equipment nor a plant currently located on any of these five exploratory tenements. A mine, if any, located on these properties in the future would be an open pit mine. There are no known mining reserves on these five exploratory tenements and our planned program for these five licenses is exploratory in nature. We are hopeful, without assurance, of locating evidence of ores containing titanium on these five exploratory tenements during its exploratory work.

The location of each of these five exploratory tenements, license information, access and power information, prior ownership (if any), prior report information (if any) and planned exploration work is set forth below.

The exploratory tenement called the Rover Range is located approximately 15 kilometers north of Augusta, Western Australia. This tenement has been leased for a term of five years, commencing on November 9, 2001, with a two-year extension. The annual rent on this tenement is $1,188, and there is an annual expenditure requirement on this tenement as well. Access to and power for mining this tenement would come from Glenarty Road which is paved. This tenement was previously leased by BHP Minerals and at least one mining report has been filed on this tenement with the DIR. Metal Sands has completed field work on this tenement, and presently plans on completing air core drilling on this property in the next 12 months, at an estimated cost of $120,000 if such working capital can be obtained. Such work, when completed, would satisfy our annual expenditure requirement on this tenement.

The exploratory tenement called Bullant is located approximately 20 kilometers north of Augusta, Western Australia. This tenement has been leased for two terms of five years each, commencing on January 9, 2002. The annual rent on this tenement is $2,772, and there is an annual expenditure requirement on this tenement as well. Access to and power for mining this tenement would come from McCloud Creek Road which is paved. This tenement was previously leased by BHP Minerals and at least one mining report has been filed on this tenement with the DIR. Metal Sands has completed field work on this tenement, and presently plans on completing air core drilling on this property in the next 12 months, at an estimated cost of $80,000 if such working capital can be obtained. Such work, when completed, would satisfy our annual expenditure requirement on this tenement.

The exploratory tenement called Witchcliffe East is located approximately 38 kilometers north of Augusta, Western Australia. This tenement has been leased for two terms of five years each, commencing on February 17, 2005. The annual rent on this tenement is $1,782, and there is an annual expenditure requirement on this tenement as well. Access to and power for mining this tenement would come from Brockman Highway which is paved. We have no knowledge that this tenement was previously leased from the DIR or of any mining report being filed on this tenement with the DIR. Metal Sands presently plans on completing field work and air core drilling on this property in the next 12 months, at an estimated cost of $50,000 if such working capital can be obtained. Such work, when completed, would satisfy the Company’s annual expenditure requirement on this tenement.

The exploratory tenement called Witchcliffe South is located approximately 29 kilometers north of Augusta, Western Australia. This tenement has been leased for two terms of five years each, commencing on January 15, 2004. The annual rent on this tenement is $990, and there is an annual expenditure requirement on this tenement as well. Access to and power for mining this tenement would come from Warner Glen Road which is paved. We have no knowledge that this tenement was previously leased from the DIR or of any mining report being filed on this tenement with the DIR. Metal Sands presently plans on completing field work and air core drilling on this property in the next 24 months, at an estimated cost of $200,000 if such working capital can be obtained. Such work, when completed, would satisfy our annual expenditure requirement on this tenement.

The exploratory tenement called Regans Ford is located approximately 52 kilometers west north-west of GinGin, Western Australia. This tenement has been leased for two terms of five years each, commencing on January 9, 2005. The annual rent on this tenement is $1,584, and there is an annual expenditure requirement on this tenement as well. Access to and power for mining this tenement would come from Brand Highway which is paved. Portions of this tenement were previously leased by Hakn. Metal Sands presently plans on completing field work and air core drilling on this property in the next three years, at an estimated cost of $400,000 if such working capital can be obtained. Such work, when completed, would satisfy our annual expenditure requirement on this tenement.

11 Exploration License Applications

We currently have filed with the DIR applications for leasing 11 additional exploration tenements in the Scott Coastal Plain region of Western Australia and at Sea Elephant Bay in Tasmania, which are referred to herein as the “exploration license applications.”  We can not currently predict when, if ever, exploration licenses on these tenements may be granted by the DIR.

The tenements for these license applications are all located around Augusta, GinGin or Eneabba, Western Australia and one license application is located at Sea Elephant Bay in Tasmania. Access to these 11 properties is from fully paved roads. Power for future mining operations, if any, on these properties would come from these roads. Portions of seven of these 11 exploration tenements have been leased previously. There is no mining equipment or a plant currently located on any of these exploration tenements. A mine, if any, located on these properties in the future would be an open pit mine. If these exploration licenses are granted, of which there is no assurance, we presently plan on completing field inspection and air core drilling on these tenements over the next six years, at an estimated cost of $2,000,000 if such working capital can be obtained. Such work would satisfy our annual expenditure requirement on these tenements when completed. There are no known mining reserves on these 11 exploration tenements and our planned program for these 11 exploration tenements is exploratory in nature.

We are hopeful, without assurance, of locating evidence of ores containing titanium on these 11 exploration tenements during our exploratory work.

11 Prospecting License Applications

We currently have filed with the DIR applications for leasing 11 prospecting tenements in the Scott Coastal Plain region of Western Australia, which are referred to herein as the “prospecting license applications.” All of these prospecting license applications currently have objections filed against them. We cannot currently predict when, if ever, prospecting licenses may be granted by the DIR on these prospecting tenements.

The prospecting tenements for these license applications are all located within 32 to 36 kilometers north from Augusta, Western Australia. Access to these 11 properties is from Davis Road which is only partially paved. Power for future mining operations, if any, on these properties would come from Davis Road.

We are not aware that any of these 11 prospecting tenements has ever been leased previously. There is no mining equipment or a plant currently located on any of these 11 prospecting tenements. A mine, if any, located on these properties in the future would be an open pit mine.

If these prospecting licenses are granted, of which there is no assurance, we presently plan on completing a field inspection and air core drilling on these 11 prospecting tenements over the next three years at an estimated cost of $100,000, if such working capital can be obtained. Such work would satisfy our annual expenditure requirements on these tenements when completed. There are no known mining reserves on these 11 prospecting tenements and our planned program for these 11 prospecting tenements is exploratory in nature.

We are hopeful, without assurance, of locating evidence of ores containing titanium on these 11 prospecting tenements during our exploratory work.

ITEM 3.	LEGAL PROCEEDINGS

The Company has had no legal proceedings during the past fiscal year.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company’s 2005 fiscal year.

On March 28, 2005, a majority of the Company’s shareholders approved an increase in the Company’s authorized common stock to 300,000,000 shares.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There was no trading of our common stock or any other of our securities in a public market in 2003 or 2004. Our common stock began trading again on the “Pink Sheets-OTC market” in January 2005 under the symbol “ASWT.PK.” In March 2006, our stock was delisted from the Pink Sheets-OTC market.  After filing this Form 10-KSB with the SEC, we may seek reinstatement on the Pink Sheets-OTC market.  However, there can be no assurance that such reinstatement can be accomplished or that a trading market will develop for our common stock in the future.

Recent Sales of Restricted Securities

There were no unregistered securities of the Company sold in the fourth quarter of 2005.  All prior sales of unregistered Company securities were previously reported.

Stockholders

The Company has approximately 460 stockholders of record, including nominee firms for securities dealers as of March 6, 2006.

Dividends

Declaration of dividends on our common stock is subject to the discretion of the Board of Directors and will depend upon a number of factors, including our future earnings, capital requirements, and financial condition. We have not declared dividends on our common stock in the past and the management currently anticipates that retained earnings, if any, in the future will be applied to our expansion and development rather than the payment of dividends.

Common Stock

During 2004 our authorized capital stock consisted of 100,000,000 shares of common stock, par value $0.001 per share. On March 28, 2005, a majority of our shareholders approved an increase in our authorized capital to 300,000,000 shares of common stock, par value $0.001 per share. As of March 6, 2006, there were 140,295,806 shares of common stock issued and outstanding.

Holders of common stock are entitled to one vote for each share held by them of record on the books of the Company on each matter to be acted upon by our stockholders. The holders of common stock have no preemptive or conversion rights, or the right to cumulate votes for the election of directors, and are not subject to any liability for further calls or assessments. There are no redemption or sinking fund provisions applicable to the common stock.  All shares of common stock issued and outstanding are entitled to receive such dividends, if any, as may be declared by our Board of Directors, in their discretion, out of funds legally available for that purpose, and to participate pro rata in any distribution of our assets upon liquidation, dissolution or winding up.  In the event of our liquidation or dissolution, all assets available for distribution after satisfaction of all debts and other liabilities are distributable among the holders of our common stock.

Warrants

At December 31, 2005, there were no warrants outstanding.

Transfer Agent

The transfer agent and registrar for the Company’s common stock and warrants is Holladay Stock Transfer, Inc., 2939 North 67th Place, Scottsdale, Arizona 85251. Its telephone number is 480-481-3940.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Year Ending December 31, 2005

Operations.

For the year ending December 31, 2005, the Company experienced a comprehensive loss of $1,191,469 which was comprised primarily of its other general and administrative costs of $942,537, exploration expenses of $246,618 and net foreign currency loss and adjustment of $6,012. In comparison, during the year ending December 31, 2004, the Company’s comprehensive loss was $1,014,429. The increase in the comprehensive loss in 2005 primarily resulted from increased legal and accounting expenses incurred in 2005. The Company expects its exploration expenses to increase throughout the remainder of 2006 towards the completion of its exploration programs on its properties. (See “Item 2. Properties.”)

Liquidity and Capital Resources.

The Company raised approximately $590,477 from foreign private placements and approximately $882,192 of Company accounts payable and notes payable were converted to equity during the year ended December 31, 2005. The Company will need to continue substantial fund raising in 2006 and 2007, because the Company’s planned exploration program for its mining properties requires expenditures of approximately $8,000,000 over the next 5 years, with approximately $5,500,000 of exploration expenditures planned for the next two years. (See “Item 2. Properties.”)

In April 2006, we entered into a non-binding letter of intent with a London-based entity which will invest $5,000,000 in our subsidiary which will own all of our interest in the Governor Broome tenement. (See “Item 2. Properties,” above.) There is no assurance that the $5,000,000 funding of our subsidiary will be completed. It is anticipated that the Governor Broome subsidiary will be listed for trading on the London AIM Exchange in the future. Upon completion of the funding we anticipate distributing most of our stock in the subsidiary to our shareholders when such distribution is permitted under applicable rules and regulations of the various countries in which our shareholders reside. It is presently anticipated that our shareholders will be paid cash for fractional shares and deminis size blocks of shares due to our shareholders. It is also presently anticipated that the subsidiary shares will not be distributed to U.S. residents until 2008. If we are successful at receiving funding for the Governor Broome project on the London AIM Exchange, we will probably seek additional funding for other tenements in the same fashion in the future.

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our financial statements for the year ended December 31, 2005. Our accumulated deficit at December 31, 2005 was ($14,877,424). All exploration costs are expensed as incurred.

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

On December 3, 2002, our Board of Directors approved the resignation of Ashworth, Mitchell Brazelton, PLLC (“AMB”) as our certifying accountant. On September 17, 2003, our Board of Directors approved the engagement of Shelley International CPA (“Shelley”) as our certifying accountant.

AMB had been our certifying accountant for the fiscal years ending December 31, 1999, 2000 and 2001. During such three-year period, AMB’s reports on our financial statements contained no adverse opinion or disclaimer of opinion, nor were their reports modified as to uncertainty, audit scope, or accounting principles, except for a fourth explanatory paragraph regarding our “ability to continue as a going concern.” We had no disagreements with AMB during such three-year period and any subsequent interim period preceding the date of dismissal on December 3, 2002 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of AMB, would have caused AMB to make reference to the subject matter of the disagreements in connection with their reports.

We made the contents of our May 3, 2004 Form 8-K filing with the SEC available to AMB and requested AMB to furnish a letter to the SEC as to whether they agreed or disagreed with, or wished to clarify our expression of their views. A copy of AMB’s letter to the SEC was included as an exhibit to that filing.

We did not consult with Shelley prior to their engagement regarding the application of any accounting principles or any type of audit opinion that might be rendered by them. We made the contents of our Form 8-K filing available to Shelley and requested Shelley to furnish a letter to the Securities and Exchange Commission as to whether they agreed or disagreed with, or wished to clarify our expression of their views.

On March 28, 2005, our Board of Directors approved the dismissal of Shelley as our certifying accountant and approved the engagement of Semple & Cooper, LLP (“S&C”) as our certifying accountant.

Shelley had been our certifying accountant for the fiscal years ending December 31, 2002 and 2003. During the such two-year period Shelley’s report on our financial statements contained no adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles, except for a fourth explanatory paragraph regarding our ability “to continue as a going concern.” We had no disagreements with Shelley during such two-year period and any subsequent interim periods preceding the date of dismissal on March 28, 2005 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Shelley, would have caused them to make reference to the subject matter of the disagreements in connection with their reports.

We did not consult with S&C prior to their engagement regarding the application of any accounting principles or any type of audit opinion that might be rendered by them.

We made the contents of our Form 8-K filing available to Shelley and requested Shelley to furnish a letter to the Securities and Exchange Commission as to whether they agreed or disagreed with, or wished to clarify our expression of their views. A copy of Shelley’s letter to the SEC was included as an exhibit to Amendment No. 1 to such Form 8-K filing.

ITEM 8A.	CONTROLS AND PROCEDURES

Our President (Chief Executive Officer) and Treasurer (Principal Financial Officer), based on the evaluation of our disclosure controls and procedures has concluded that, as of December 31, 2005, our disclosure controls and procedures were ineffective to ensure that the information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. More specifically, the Company identified a material weakness due to a lack of sufficient personnel with appropriate knowledge in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to equity transactions.  Management plans to identify an appropriate service provider to eliminate this material weakness.  During the fiscal year ended December 31, 2005, there was no change in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the Company are as follows:

Name	Age	Position

Alan Doyle	52	President, Treasurer, Secretary & Director

Peter Holsworth	62	Director

Alan Doyle - Mr. Doyle is a 1978 Economic Geology graduate and received a post-Graduate diploma in Mineral Economics in 1979 from MacQuarie University, Sydney, Australia. He worked for and held senior positions with several large international resource companies prior to entering the financial services industries in the early 1980s. Mr. Doyle then worked as a mining analyst and in the corporate division for two international stock brokers before setting up his own corporate advisory firm in 1990. In 1990 he formed the investment banking firm of Turnbull Doyle Resources Pty Ltd. of Sydney, Australia, which invested in various international mining projects. In 1996 Mr. Doyle formed Doyle Capital Partners of Sydney, Australia as an investment banking firm. In 2001 Mr. Doyle formed Doyle Capital, Ltd. of Sydney, Australia as an investment banking firm, of which he has been Director, majority shareholder and chief executive officer until December 15, 2005.  (See next paragraph.)  In 2005, Doyle Capital, Ltd. changed its name to Africa Pacific Capital Limited.  Mr. Doyle has been our President, Chief Executive Officer, Treasurer, Principal Financial Officer, Secretary and a director since July 1995.

In December 2005, the High Court of Australia dismissed the appeal of an Australian Court of Appeals and lower court civil ruling against Mr. Doyle. Mr. Doyle was found to have breached his fiduciary and statutory duty to an Australian corporation of which Mr. Doyle was an officer and director in 1996 as a result of a conflict of interest involving private placement investors in the Australian corporation. Mr. Doyle’s investment banking firm at the time had conducted the private placement. Mr. Doyle claimed his actions were to protect the private placement investors from being defrauded in their investment because the Australian Stock Exchange changed the terms of the private placement offering after the funds were raised. Mr. Doyle was ordered by the High Court to pay a $30,000AU fine, as well as the Australian Securities and Investment Commission’s costs of the appeal. Mr. Doyle was also prohibited from managing any Australian corporation for six months, which period expired on June 14, 2006.

Peter Holsworth - Since 1999 Mr. Holsworth has been a director of numerous private companies in Australia. They have been involved in new product development, commodity trading, telecommunications and real estate development. During his business career Mr. Holsworth has owned and managed several businesses both in Australia and overseas. He is a member of the Institute of Chartered Accountants of Australia. Mr. Holsworth has been a director of the Company since June 2000.

Committees; Code Of Ethics

We do not currently have any standing committees. Our Board of Directors serves as our Audit Committee, because we are too small to have an Audit Committee at this time. We do not have an audit committee financial expert because no one on the Board of Directors is so qualified.

We have not adopted a code of ethics for any of our officers, because we have been advised by counsel that any such code of ethics may be materially different than existing state and federal law, and, if so, may subject our officers to personal liability in addition to and different from liability under current state and federal law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our directors, executive officers and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership of our Common Stock. Reporting persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Our officers and directors made all required filings during the 2005 fiscal year.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth for the fiscal years ended December 31, 2005, 2004 and 2003, compensation awarded or paid to the Company’s executive officers and directors. Other than as indicated in the table below, no executive officer or director of the Company received any annual compensation in the years ended December 31, 2005, 2004 or 2003.

		Annual Compensation			Long-Term Compensation
						Securities		All Other
				Other Annual	Restricted	Underlying		Annual
Name and				Compensation	Stock	Options/SARs	LTIP	Compensation
Principal Position	Year	Salary ($)	Bonus ($)	($)	Awards ($)	($)	Payouts ($)	($)

Alan Doyle	2005	0	0	0	0	0	0	0
President, Secretary,	2004	0	0	0	0	0	0	0
Treasurer, Director	2003	0	0	0	0	0	0	0

Peter Holsworth	2005	0	0	0	0	0	0	0
Director	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

During the fiscal year ended December 31, 2005, the Company did not issue any warrants to any executive officer of the Company. During the fiscal year ended December 31, 2004, warrants were issued to Doyle Capital, Ltd., an Australian entity now known as Africa Pacific Capital Limited (“APC”), of which Mr. Doyle is an officer, director and principal shareholder, as compensation for APC’s efforts in completing the Metals Sands acquisition (the “APC Warrants”).  The APC Warrants had an exercise price of $0.04 per share and an expiration date of December 31, 2007.  The APC Warrants were exercised effective September 30, 2005 in conversion of $600,000 of debt.

The following table sets forth information concerning each exercise of stock options and the value of unexercised options (with stock appreciation rights) at December 31, 2005, for the Company’s chief executive officer and each other officer.

			Number of Securities	Value of
			Underlying Unexercised	Unexercised In-the-Money
	Shares Acquired		Options/SARs At FY-End(#)	Options/SARs at FY-End($)
Name	On Exercise (#)	Value Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable

Alan Doyle	15,000,000	$0.00 (1)	0 / 0	$0 / $0
______________

(1)	Based on a December 31, 2005 trading price of $0.04 per share.

The Company currently has no pension, retirement, annuity, savings or similar benefit plan which provides compensation to its executive officers or directors.

The following table sets forth certain information concerning equity compensation plans approved by the Company’s shareholders and not approved by the Company’s shareholders at December 31, 2005.

	Number of		Number of
	Shares to be	Weighted	Shares to be
	Issued for	Average Exercise	Issued for Other
Plan Category	Compensation	Price	Compensation

Approved by Shareholders	0	0	0

Not Approved by Shareholders	0	0	0

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of March 6, 2006, by (i) all those known by the Company to be the beneficial owners of more than 5% of its Common Stock, (ii) each of the Company’s directors and officers, and (iii) all of the Company’s directors and executive officers as a group.

Name of	Amount of	Percent
Beneficial Owner	Beneficial Ownership	of Class

Alan Doyle, President and Director	17,998,001 shares	12.8%

Peter Holsworth, Director	0 shares	0.0%

All officers and directors as a group	17,998,001 shares	12.8%

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 25, 2000, Doyle Capital, Ltd., an Australian entity now known as Africa Pacific Capital Limited (“APC”), of which Mr. Alan Doyle, our President, is an officer, director and principal shareholder, acquired 700,000 shares of our common stock and 700,000 warrants exercisable through June 30, 2004 at an exercise price of $0.10 per share. The purchase price of such securities was $0.10 per share. These securities were sold to APC on the same terms as sold to other investors at that time.

On September 25, 2000, an Australian entity of which Mr. Peter Holsworth, one of our directors, is an officer, director and principal shareholder, acquired 500,000 shares of our common stock and 500,000 warrants exercisable through June 30, 2004 at an exercise price of $0.10 per share. The purchase price of such securities was $0.10 per share. These securities were sold to Mr. Holsworth’s company on the same terms as sold to other investors at that time. On September 29, 2000, 2,000,000 warrants, exercisable through June 30, 2004 at an exercise price of $0.10 per share, were issued to Mr. Holsworth’s company as compensation for the services of Mr. Holsworth. We placed no value on these warrants for financial statement purposes since our last sale of common stock had been at $0.10 per share, the same price as the exercise price of these warrants.

On June 27, 2002, APC acquired 400,000 shares of our common stock and 400,0000 warrants exercisable through June 30, 2004 at an exercise price of $0.10 per share. The purchase price of such securities was $0.05 per share. These securities were sold to APC on the same terms as sold to other investors at that time.

On June 27, 2002, Mr. Doyle acquired 1,000,000 shares of our common stock and 1,000,0000 warrants exercisable through June 30, 2004 at an exercise price of $0.10 per share. The purchase price of these securities was $0.05 per share. These securities were sold to Mr. Doyle on the same terms as sold to other investors at that time.

On June 30, 2004, as part of the acquisition of Metals Sands, we converted all of our outstanding warrants to shares of common stock on the basis of six warrants becoming one share of common stock. As part of this warrant conversion, Mr. Doyle received 166,667 shares of our common stock in conversion of 1,000,000 warrants. As part of this warrant conversion, Doyle Resources Capital Pty, Ltd., an Australian entity of which Mr. Doyle is an officer, director and principal shareholder, received 116,667 shares of our common stock in conversion of 700,000 warrants. As part of this warrant conversion, P.S.G. Doyle Capital, Ltd., an Australian entity of which Mr. Doyle is an officer, director and principal shareholder, received 66,667 shares of our common stock in conversion of 400,000 warrants. As part of this warrant conversion the Australian entity of which Mr. Holsworth was an officer, director and principal shareholder, received 416,667 shares of our common stock in conversion of 2,500,000 warrants. These shares of common stock were issued to Mr. Doyle, Mr. Holsworth and their affiliates on the same terms as issued to other warrant holders at that time.

Effective September 30, 2005, we terminated the management agreement with APC. In connection with the termination, APC exercised 15,000,000 warrants to purchase our common stock in exchange for the forgiveness of all outstanding debt owed to APC. As of September 30, 2005, the Company owed APC $600,000.

ITEM 13.	EXHIBITS

Exhibit Number	Description

3.1(a)(1)	Certificate of Incorporation and Certificate and Articles of Merger of Cordon Corporation
3.1(b)(2)	Certificate of Amendment to Certificate of Incorporation (Name change to Ameriserv Financial Corporation)
3.1(c)(3)	Certificate of Amendment to Certificate of Incorporation (Name change to Nambian Copper Mines, Inc. - 7/28/95)
3.1(d)(4)	Certificate of Amendment to Certificate of Incorporation (Name change to American Southwest Holdings, Inc. - 6/9/2000)
3.1(e)(5)	Certificate of Amendment to Certificate of Incorporation (Increase in authorized capital)
3.1(f)(6)	Certificate of Amendment to Certificate of Incorporation (Increase in authorized capital)
3.2(7)	Bylaws
4.1(8)	Specimen Certificate for Common Stock
10.1(9)	Heads of Agreement between the Company and Metal Sands Limited dated September 15, 2003, together with Amendment dated October 3, 2004, Addendum dated November 12, 2003 and Addendum dated February 9, 2004
10.2(a)(10)	Consulting Agreement between the Company and Doyle Capital Limited, dated August 18, 2003
10.2(b)(11)	Update to Consulting Agreement between the Company and Doyle Capital Limited, dated March 1, 2004
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3(I) to Form SB-2 Registration Statement #333-49104 filed November 1, 2000
(2)	Incorporated by reference to Exhibit 3.1(b) to Form SB-2 Registration Statement #333-127530 on August 15, 2005
(3)	Incorporated by reference to Exhibit 3.1(c) to Form SB-2 Registration Statement #333-127530 on August 15, 2005
(4)	Incorporated by reference to Exhibit 3.1(d) to Form SB-2 Registration Statement #333-127530 on August 15, 2005
(5)	Incorporated by reference to Exhibit 3.1(e) to Form SB-2 Registration Statement #333-127530 on August 15, 2005
(6)	Incorporated by reference to Exhibit 3.1(f) to Form SB-2 Registration Statement #333-127530 on August 15, 2005
(7)	Incorporated by reference to Exhibit 3(II) to Form SB-2 Registration Statement #333-49104 filed November 1, 2000
(8)	Incorporated by reference to Exhibit 4.1 to Form SB-2 Registration Statement #333-127530 on August 15, 2005
(9)	Incorporated by reference to Exhibit 2.01 to Form 8-K filed December 17, 2004
(10)	Incorporated by reference to Exhibit 10.1 to Form 10-KSB for the Fiscal Year Ended December 31, 2004, filed June 3, 2005
(11)	Incorporated by reference to Exhibit 10.2 to Form 10-KSB for the Fiscal Year Ended December 31, 2004, filed June 3, 2005

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In the fiscal year ended December 31, 2005, the Company paid $41,700 to its auditor for auditing services, $7,800 for audit-related services, and $0 for tax services. In the fiscal year ended December 31, 2004, the Company paid $10,000 to its auditor for auditing services, $0 for audit-related services, and $0 for tax services.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SOUTHWEST HOLDINGS, INC.

Date: June 27, 2006	By:	/s/ Alan Doyle
Alan Doyle
President (Chief Executive Officer), Treasurer (Principal Financial Officer) and Director

Date: June 27, 2006	By:	/s/ Peter Holsworth
Peter Holsworth
Director

AMERICAN SOUTHWEST HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
American Southwest Holdings, Inc.

We have audited the accompanying consolidated balance sheets of American Southwest Holdings, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended and the cumulative period from inception (October 20, 1989) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of one foreign subsidiary, which statements reflect total assets of $6,921 as of December 31, 2005, and total revenues of $0 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiary, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors for 2005, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Southwest Holdings, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended and the cumulative period from inception (October 20, 1989) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Semple & Cooper, LLP

Phoenix, Arizona
May 15, 2006

BDO	Chartered Accountants & Advisers	Level 8, 256 St George’s Terrace Perth WA 6000 PO Box 7426 Cloisters Square Perth WA 6850 Tel: (61-8) 9360 4200 Fax: (61-8) 9481 2524 Email: bdo@bdowa.com.au www.bdo.com.au

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

METAL SANDS PTY LTD

We have audited the accompanying balance sheets of Metal Sands Pty Ltd as of December 31, 2005 and December 31, 2004, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and December 31 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and as discussed in Note 1(b)(i)(a) to the financial statements, the ability of the company to continue as a going concern is dependent upon continued financial support from the ultimate holding company, American South West Holdings Incorporated. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and December 31, 2004, in conformity with United States of America generally accepted accounting principles.

/s/ B. McVeigh

BDO
Chartered Accountants

Perth Western Australia
June 26, 2006

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Balance Sheets

	December 31,
	2005	2004
ASSETS
Cash & cash equivalents	$70,422	$205,493
Receivables	2,030	3,065
Total current assets	72,452	208,558
Property and equipment, net	2,865	4,202
Mining rights	33,100	33,100
Total assets	$108,417	$245,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$105,503	$147,937
Due to related parties	—	334,714
Loans payable to related parties	—	41,495
Total current liabilities	105,503	524,146

Common stock
$.001 par value, 300,000,000 shares authorized,
119,845,806 and 82,150,806 shares issued and
outstanding at December 31, 2005 and 2004,
respectively	119,846	82,151
Paid in capital	14,736,286	13,234,217
Common stock subscribed	—	67,095
Deficit accumulated during development stage	(14,877,424)	(13,655,871)
Foreign currency translation adjustment	24,206	(5,878)
Total shareholders’ equity	2,914	(278,286)
Total liabilities and shareholders’ equity	$108,417	$245,860

The accompanying notes are an integral part of the financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

	For the year ended December 31,		Cumulative since
	2005	2004	inception, 10/20/1989

Revenue misc. (including interest)	$—	$—	$83,938

Other general & administrative costs	942,537	446,324	6,302,504
Depreciation	1,337	50	1,387
Organizational costs	—	—	120,000
Write off of Hiab project	—	—	7,697,615
Exploration expenses	246,618	210,015	456,633
Acquisition fee - related party	—	300,000	300,000
Costs for acquisition of mining rights	—	61,275	61,275

General & administrative costs	1,190,492	1,017,664	14,939,414

Operating loss	(1,190,492)	(1,017,664)	(14,855,476)

Other income:
Foreign currency (loss) gain	(36,096)	9,113	(26,983)
Other	5,035	—	5,035

Loss before income taxes	(1,221,553)	(1,008,551)	(14,877,424)

Provision for income taxes	—	—	—

Net loss	$(1,221,553)	$(1,008,551)	$(14,877,424)

Foreign currency translation adjustment	30,084	(5,878)	24,206

Comprehensive loss	$(1,191,469)	$(1,014,429)	$(14,853,218)

Net loss per share - basic & diluted	$(0.01)	$(0.03)

Weighted average shares outstanding	96,616,474	37,585,590

The accompanying notes are an integral part of the financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
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

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
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

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ (Deficit)
(Continued)

						Accumulated
						Other
	Common Stock		Paid in	Stock	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Subscribed	Deficit	Income	Equity

Net (Loss)	—	—	—	—	(60,608)	—	(60,608)
Balance, December 31, 2001	18,863,950	18,864	12,246,382	—	(12,452,636)	—	(187,390)

Shares issued for cash, 400,000 shares at $0.04 per share	400,000	400	15,600	—	—	—	16,000
Warrants issued with stock, 400,000 warrants at $0.01 per warrant	—	—	4,000	—	—	—	4,000
Shares issued for debt at $0.04 per share	2,900,000	2,900	113,100	—	—	—	116,000
29,000 warrants issued at $0.01 per warrant	—	—	29,000	—	—	—	29,000
Net (Loss)	—	—	—	—	(57,298)	—	(57,298)
Balance, December 31, 2002	22,163,950	22,164	12,408,082	—	(12,509,934)	—	(79,688)

Shares issued for services at $0.01 per share	6,000,000	6,000	56,092	—	—	—	62,092
Net (Loss)	—	—	—	—	(137,386)	—	(137,386)
Balance, December 31, 2003	28,163,950	28,164	12,464,174	—	(12,647,320)	—	(154,982)

Shares and warrants issued for cash, net of costs of $7,168	15,750,000	15,750	397,880	—	—	—	413,630
Shares issued for services	961,851	962	18,275	—	—	—	19,237
Issuance of stock for cancellation of warrants	2,175,005	2,175	35,888	—	—	—	38,063
Shares issued for debt at $0.01 per share	2,000,000	2,000	18,000	—	—	—	20,000
Shares issued in connection with acquisition of Metal Sands Limited	33,100,000	33,100	—	—	—	—	33,100
Warrants issued to related party for facilitation of acquisition	—	—	300,000	—	—	—	300,000
Common stock subscribed	—	—	—	67,095	—	—	67,095
Currency translation	—	—	—	—	—	(5,878)	(5,878)
Net (Loss)	—	—	—	—	(1,008,551)	—	(1,008,551)
Balance, December 31, 2004	82,150,806	$82,151	$13,234,217	$67,095	$(13,655,871)	$(5,878)	$(278,286)

The accompanying notes are an integral part of the financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ (Deficit)
(Continued)

						Accumulated
						Other
	Common Stock		Paid in	Stock	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Subscribed	Deficit	Income	Equity

Shares issued for cash and exercise of warrants, net of costs of $20,613	15,870,000	15,870	641,702	(67,095)	—	—	590,477
Shares issued in connection with termination of APC agreement and exercise of warrants	15,000,000	15,000	585,000	—	—	—	600,000
Shares issued for debt at $0.04 per share	6,825,000	6,825	275,367	—	—	—	282,192
Currency Translation	—	—	—	—	—	30,084	30,084
Net (Loss)	—	—	—	—	(1,221,553)	—	(1,221,553)
Balance, December 31, 2005	119,845,806	$119,846	$14,736,286	$—	$(14,877,424)	$24,206	$2,914

The accompanying notes are an integral part of the financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	For the year ended December 31,		Cumulative since
	2005	2004	inception, 10/20/1989
Cash flows from operating activities net of Metal Sands acquisition:
Reconciliation of net loss to net cash
used by operating activities:
Net loss:	$(1,221,553)	$(1,008,551)	$(14,877,424)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	1,337	50	1,387
Stock and warrants issued in exchange for services	—	361,275	707,867
Stock issued for cancellation of warrants	—	38,063	38,063

Changes in Operating Assets and Liabilities:
Accounts receivable	1,035	179	1,214
Accounts payable and accrued liabilities	239,758	(16,294)	383,025
Due to related parties	223,791	316,876	540,667
Net cash used by operating activities	(755,632)	(308,402)	(13,205,201)

Cash flows from investing activities:
Purchase of property and equipment	—	(172)	(172)
Costs related to acquisition of Metal Sands Limited	—	(24,038)	(24,038)
Cash received from acquisition of Metal Sands	—	169,601	169,601
Amounts lent to Metal Sands prior to acquisition	—	(117,437)	(117,437)
Net cash provided by investing activities	—	27,954	27,954

Cash flows from financing activities:
Sale of stock and warrants	590,477	420,828	13,157,051
Net borrowings from related parties	—	4,515	4,515
Stock issue costs	—	(5,198)	(5,198)
Stock subscription deposits	—	67,095	67,095
Net cash provided by financing activities	590,477	487,240	13,223,463
Effect of exchange rate on cash	30,084	(5,878)	24,206
Net (decrease) increase in cash	(135,071)	200,914	70,422
Cash and cash equivalents at beginning of period	205,493	4,579	—
Cash and cash equivalents at end of period	$70,422	$205,493	$70,422

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

On June 9, 2000 the name was changed to American Southwest Holdings, Inc.

During the year ended December 31, 2004, the Company acquired Metal Sands Limited (“MSL”) (See Note 7). MSL is a mineral sands development company incorporated in Australia, with mineral sands tenements held in South West of Western Australia. MSL was incorporated in Australia on September, 8, 2000, as Rainbow Nominees Pty Ltd. MSL changed its name to Metal Sands Pty Limited on May 28, 2001, and to Metal Sands Pty Ltd on May 12, 2002. On June 21, 2002, MSL converted to an Australian public liability company, Metal Sands Limited. Metal Sands Limited had de minimus operations from December 15, 2004, the date of acquisition, through December 31, 2004.

Basis of Presentation and Going Concern
The accompanying statements have been prepared following accounting standards generally accepted in the United States of America. The statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern (See Note 2).

In the opinion of management, the accompanying financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position and results of operations of the Company. These statements are based upon information currently available to management.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
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

Principles of Consolidation:
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Metal Sands Limited, from the date of acquisition, December 15, 2004. MSL has adopted the Australian dollar as its reporting currency for its financial statements as the Australian dollar is the primary economic environment in which the Company conducts its business and is considered the appropriate functional currency for its operations. For purposes of consolidation, all assets and liabilities figures for MSL have been converted to United States Currency with the exchange rate as of the end of the period. All equity figures are converted based on the historical conversion rates for the balance sheet date first report. All Statement of Operations figures have been converted using the average exchange rate for the period.

Intercompany transactions and balances have been eliminated in consolidation.

Environmental and Reclamation Costs:
The operations of the Company have been and may be in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon the Company are not predictable. The Company will provide for any reclamation costs in accordance with Financial Accounting Standard No. 143,”Accounting for Asset Retirement Obligations”.

Mineral Properties:
In accordance with U.S. GAAP, exploration, mineral property evaluation, holding costs, option payments and related acquisition costs for mineral properties acquired under an option agreement are expensed as incurred. When proven and probable reserves are determined for a property and a bankable feasibility study is completed, then subsequent exploration and development costs on the property would be capitalized. Total capitalized cost of such properties is measured for recoverability of carrying value under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Cash and Cash Equivalents:
For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable:
Included in accounts receivable are receivables that represent expense reimbursements due to MSL from third parties.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
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

Net Loss per Share:
The Company computes and discloses earnings and loss per share in accordance with SFAS No. 128, “Earnings Per Share”, which requires dual presentation of basic earnings per share and diluted earnings per share on the face of all income statements presented for all entities with complex capital structures. Basic earnings per share is computed as net income divided by weighted average number of ordinary shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from ordinary shares issuable through share options. Since all of the Company’s share options are antidilutive for all periods presented, there is no difference between basic earnings per share and diluted earnings per share. As of December 31, 2004, the Company had potentially dilutive securities of 19,000,000. As of December 31, 2005, the Company has no potentially dilutive securities outstanding.

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

SFAS 123 provides that stock compensation paid to non employees be recorded with a value which is based upon the fair value of the services rendered or the stock given, whichever is more reliable. The common stock paid to non-employees was valued on the fair value of the services rendered.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (continued)

1.	Summary of Significant Accounting Policies and Use of Estimates (continued):

Mining Rights:
Mining Rights represents the Company’s purchase price of the mining rights held by MSL. The Company has the right to mine various mineral sands tenements held in the South West territory of Western Australia. The mining rights will be amortized on a units of production basis. As of December 31, 2005, the total units of production have not been determined and no amortization has been recorded.  The Company does not believe that any impairment of value adjustment is required as of December 31, 2005.

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

SFAS 153 - Exchanges of Nonmonetary Assets. This statement amends the guidance in APB No. 29, “Accounting for Nonmonetary Assets.” APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for financial statements issued for fiscal years beginning after June 15, 2005. Management does not anticipate any financial effect of adopting this statement on the Company’s financial position or results of operations.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (continued)

1.	Summary of Significant Accounting Policies and Use of Estimates (continued):

Recent Accounting Pronouncements (continued):

SFAS 154 - Accounting Changes and Error Corrections. This statement is a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 Applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new principle. FASB stated that SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. The Company has elected early adoption of SFAS 154.

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

The Company has had no revenues from operations since inception and has a deficit from expenditures since inception to December 31, 2005 in the amount of $14,877,424. The Company has relied to date, and will continue to rely on its ability to raise equity to fund working capital requirements and fund exploration expenditures. Management will continue to control expenditures in line with its ability to raise equity working capital.

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

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (continued)

3.	Property & Equipment:

At December 31, 2005 and 2004, property and equipment consists of:

	2005	2004

Sundry equipment	$2,514	$2,514
Furniture & fittings	3,404	3,404
Property & equipment	5,918	5,918
Less: Accumulated depreciation	(3,053)	(1,716)

Property & Equipment, net	$2,865	$4,202

Depreciation expense was $1,337 and $50, during the years ended December 31, 2005 and 2004, respectively.

4.	Income Taxes:

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

Income taxes for American Southwest Holdings, Inc.:
The total deferred tax asset is $1,880,000, which is calculated by multiplying a 15% estimated tax rate by the cumulative NOL of $12,533,000. The total valuation allowance is a comparable $1,880,000.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (continued)

4.	Income Taxes (continued):

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

	2005	2004

Net change in deferred taxes since inception	1,880,000	1,756,000
Valuation account by year	(1,880,000)	(1,756,000)
Current taxes payable	—	—
Provision for income taxes	—	—

Below is a chart showing the estimated United States federal net operating losses and the years in which they will expire.

Year	Amount	Expiration

1996	$2,327,161	2016
1997	6,286,760	2017
1998	1,700,877	2018
1999	237,400	2019
2000	1,201	2020
2001	0	2021
2002	4,540	2022
2003	137,386	2023
2004	1,008,551	2024
2005	829,444	2025
Total NOL	$12,533,320

Major items causing the Company’s tax rate to differ from the statutory rate are as follows:

	12/31/2005	12/31/2004

Income tax benefit at statutory rate	$124,000	$151,701
Less change in valuation allowance	(124,000)	(151,701)

Income tax expense	$—	$—

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (continued)

4.	Income Taxes (continued):

Income taxes for MSL:

For Australian tax reporting purposes, MSL has future tax assets which have arisen principally from net operating loss carry forwards and exploration expenditures incurred and deductible for income tax purposes at an Australian tax rate of 30%. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the future tax benefit has been established at the period end.

12/31/2005

Loss for tax purposes	$356,013

As of December 31, 2005, the Company had net operating loss carry forwards available to reduce taxable income in future years in accordance with Australian income tax legislation amounting to $851,270. In accordance with Australian tax legislation, no expiration date attaches to carry forward losses, but the benefit of such issues will be obtained if:

(a)	future assessable income is derived of a nature and of an amount sufficient to enable the benefits from the deduction for the losses to be realized.
(b)	The conditions for deductibility imposed by tax legislation continue to be complied with.
(c)	No changes in tax legislation or future transactions adversely affect the company realizing the benefit from the deductions or losses.

Major items causing the Corporation’s tax rate to differ from the statutory rate are as follows:

Income tax benefit at statutory rate	$106,804

Less change in valuation allowance	(106,804)

Income tax expense	$—

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (continued)

5.	Leases and Other Commitments:

In connection with the acquisition of MSL, the Company has been granted exploration licenses, exploration license applications, and prospecting license applications in conjunction with their mining venture in Southwestern Australia.

Exploration:
In order to maintain rights of tenure to mineral tenements MSL is required to pay holding costs and perform minimum exploration work to meet the minimum expenditure requirements specified by the Western Australia Department of Industry and Resources. These obligations are subject to renegotiation and are not provided for in the financial report.

As of December 31, 2005, the total obligations assuming all applications are approved and no ground is relinquished:

Not later than one year	$ 367,381
Later than one year but not later than two years	$ 385,725
Later than two years but not later than five years	$ 405,017

Native Title:
MSL’s mining tenements may be subject to native title applications in the future. At this stage it is not possible to quantify the impact (if any) that native titles may have on the operations of MSL.

Office Equipment Rental Agreement:
Under the terms of a lease agreement, which has an effective date of January 1, 2004, MSL rents office equipment including furniture and business machines, from Elsinor Nominees Pty Ltd for $504 per month plus applicable taxes. The term of the agreement is 36 months with an option to purchase the equipment after 36 installments. As of December 31, 2005, the total obligation remaining under this rental agreement is $6,048.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (continued)

6.	Related Party Transactions:

Amounts Due to Related Parties:
As of December 31, 2004, the Company owed $246,694, to another company owned by the Company’s President and $50,000 to a director of the Company. During the year ended December 31, 2005, these amounts were paid through the issuance of the Company’s common stock.

Consulting Agreement:
In September 2003, the Company entered into a consulting agreement with Doyle Capital, Ltd (DCL). Under the terms of the agreement DCL was paid a $15,000 monthly retainer. In March 2004, the agreement was amended, increasing the monthly retainer to $20,000. Additionally, DCL received a 6% fee on all equity raised. DCL waived this fee for 2004. The consulting agreement was to expire on December 31, 2007.

Effective September 30, 2005, the Company terminated its consulting agreement with DCL, now known as Africa Pacific Capital Limited (“APC”). In connection with the termination, APC has exercised 15,000,000 warrants to purchase the Company’s common stock in exchange for the forgiveness of all outstanding debt owed to APC, or $600,000.

Office Space:
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

In September 2004, the Company entered into a License Agreement for the provision of office space with Cazaly Resources Ltd for which a director of MSL also acts as director. The Agreement expired September 30, 2005.

MSL Stock Options:
Prior to the Company’s acquisition of MSL, MSL issued options to purchase MSL’s common stock to various related parties. These options expired on December 31, 2004.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (continued)

6.	Related Party Transactions (continued):

Stock Warrants:
During the year ended December 31, 2004, 15,000,000 warrants to purchase the Company’s common stock were issued to DCL for their part in securing and facilitating the MSL acquisition. DCL is 100% owned by the President of the Company. The warrants are exercisable at $0.04 per warrant and expire December 31, 2007.

During the year ended December 31, 2005, the warrants referenced above were exercised in connection with the termination of the Company’s agreement with APC as discussed under related party transactions under Consulting Agreement above.

7.	Acquisition of Metal Sands Limited:

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

8.	Stockholders’ Equity:

Common Stock:
On July 28, 1995 the shareholders agreed to a 50 to 1 reverse stock split. This stock split has been applied in the presentation of all issued and outstanding shares in the accompanying financial statements.

During the year ended December 31, 2005, the Company issued shares of its common stock as follows:

•	2,630,000 shares in connection with common stock subscriptions issued in the prior year in the amount of $67,095
•	13,240,000 shares for cash in the amount of $611,090 and through the exercise of 4,000,000 common stock warrants
•	6,825,000 shares valued at $282,192 in payment of debt to various non-related parties
•	15,000,000 shares valued at $600,000 in payment of debt to APC and through the exercise of 15,000,000 common stock warrants

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (continued)

8.	Stockholders’ Equity (continued):

The Company realized costs in the amount of $20,613 in connection with its equity activity.

During the year ended December 31, 2004, the Company issued shares of its common stock as follows:

•	15,750,000 shares for cash in the amount of $420,798
•	961,851 shares valued $19,237, in exchange for services
•	2,175,005 shares valued at $38,063 in exchange for the cancellation of 13,050,000 common stock warrants
•	2,000,000 shares valued at $20,000, in payment of debt
•	33,100,000 shares valued at $33,100 in connection with the acquisition of MSL (See Note 7)

The Company realized costs in the amount of $7,168 in connection with issuing these shares of common stock.

Warrants:
The following table summarizes the common stock warrant activity for the company.

	Options	Weighted Average Exercise Price

Warrants outstanding at 12/31/2003	13,050,000	$0.115
Cancelled	(13,050,000)	$0.115
Granted	19,000,000	$0.04
Warrants outstanding at 12/31/2004	19,000,000	$0.04
Exercised	(19,000,000)	$0.04
Warrants outstanding at 12/31/2005	—	—

During the year ended December 31, 2004, 4,000,000 warrants to purchase the Company’s common stock were issued for financing raised to stockholders of MSL. The warrants were exercised during the year ended December 31, 2005.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (continued)

9.	Statements of Cash Flows:

During the years ended December 31, 2005 and 2004, and for the cumulative period from the Company’s inception on October 20, 1989 through December 31, 2005, the Company paid no income taxes. During these periods, the Company neither received nor paid any interest.

Disclosure of non-cash activities:
The Company recognized operating, investing and financing activities that affected assets, liabilities, and equity, but did not result in cash receipts or payments. These non-cash activities are as follows:

During the year ended December 31, 2005, the Company issued 6,825,000 shares of its common stock, valued at $282,192, in payment of debt to various non-related parties.

During the year ended December 31, 2005, the Company issued 2,630,000 shares of its common stock for common stock subscription deposits of $67,095 in the prior year.

During the year ended December 31, 2005, the Company issued 15,000,000 shares of its common stock, valued at $600,000, in exchange for 15,000,000 common stock warrants and as payment of debt to APC.

During the year ended December 31, 2004, the Company issued 961,851 shares of its Common Stock in exchange for services in the amount of $19,237 and 2,000,000 shares of its common stock for the payment of debt.

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

In addition to the items listed above, during the cumulative period from the Company’s inception on October 20, 1989 through December 31, 2005, the Company issued 10,500,000 shares of its Common Stock in exchange for services valued at $455,294, 1,000,000 Common Stock Subscriptions in exchange for mining properties valued at $3,500,000, 1,072,990 shares of its Common Stock in exchange for the cancellation of debt in the amount of $469,970 and 5,750,000 Common Stock warrants in exchange for services valued at $57,500.

10.	Subsequent events:

Subsequent to December 31, 2005, MSL entered into an agreement with another Australian company, Image Resources, NL (“IR”) whereby IR will have the right to earn an interest in one of MSL’s mining tenements, E70/2636 Cooljarloo. The terms of the agreement allow IR to earn a 51% interest by the sole funding expenditure of $365,045 within four years of the grant date of the tenement and an additional 19% interest by the sole funding expenditure of $219,027 within an additional two years. IR may withdraw at anytime after expending a minimum of $51,106 and providing MSL one months written notice.