Form 10QSB
period 2006-03-31
AMERICAN SOUTHWEST HOLDINGS INC
filed 2006-07-14
CIK 1001516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission File No.:  0-27947

AMERICAN SOUTHWEST HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	86-0800964
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

4225 North Brown Avenue
Scottsdale, Arizona 85251
(Address of principal executive offices)

(480) 946-4006
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No ☒

At June 30, 2006, the Issuer had 141,795,806 outstanding shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format  Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	March 31, 2006	December 31,
	(unaudited)	2005
ASSETS
Cash & cash equivalents	$236,748	$70,422
Receivables	7,423	2,030
Other receivable	62,855	—
Total current assets	307,026	72,452
Property and equipment, net	2,549	2,865
Goodwill - mining rights	33,100	33,100
Total assets	$342,675	$108,417

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$180,984	$105,503
Total current liabilities	180,984	105,503

Common stock
$.001 par value, 300,000,000 shares authorized,
and 128,845,806 and 119,845,806 shares issued and
outstanding as of March 31, 2006 and
December 31, 2005, respectively	128,846	119,846
Paid in capital	15,087,286	14,736,286
Deficit accumulated during development stage	(15,093,822)	(14,877,424)
Foreign currency translation adjustment	39,381	24,206
Total shareholders’ equity	161,691	2,914
Total liabilities and shareholders’ equity	$342,675	$108,417

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SOUTHWEST HOLIDNGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

			Cumulative since
	For the three months ended March 31,		inception,
	2006	2005	10/20/1989

Revenue	$—	$—	$83,938

Other general & administrative costs	141,084	225,682	6,443,588
Depreciation	316	347	1,703
Organizational costs	—	—	120,000
Write off of Hiab project	—	—	7,697,615
Exploration expenses	65,539	170,091	522,172
Acquisition fee - related party	—	—	300,000
Costs for acquisition of mining rights	—	—	61,275

General & administrative costs	206,939	396,120	15,146,353

Operating loss	(206,939)	(396,120)	(15,062,415)

Other income:
Foreign currency loss	(13,070)	(4,700)	(40,053)
Other	3,611	—	8,646

	(9,459)	(4,700)	(31,407)

Loss before income taxes	(216,398)	(400,820)	(15,093,822)

Provision for income taxes	—	—	—

Net loss	$(216,398)	$(400,820)	$(15,093,822)

Foreign currency translation adjustment	15,175	4,434	39,381

Comprehensive loss	$(201,223)	$(396,386)	$(15,054,441)

Net loss per share - basic & diluted	$—	$—

Weighted average shares outstanding	125,745,806	85,066,584

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(unuaudited)
			Cumulative since
	For the three months ended March 31,		inception,
	2006	2005	10/20/1989
Cash flows from operating activities:
Reconciliation of net loss to net cash
used by operating activities:
Net loss:	$(216,398)	$(400,820)	$(15,093,822)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	316	347	1,703
Stock and warrants issued in exchange for services	—	—	707,867
Stock issued for cancellation of warrants	—	—	38,063

Changes in Operating Assets and Liabilities:
Accounts receivable	(5,393)	(15,149)	(4,179)
Accounts payable and accrued liabilities	75,481	104,120	458,506
Other receivable	(62,855)	—	(62,855)
Due to related parties	—	74,792	540,667
Net cash used by operating activities	(208,849)	(236,710)	(13,414,050)

Cash flows from investing activities:
Purchase of property and equipment	—	—	(172)
Costs related to acquisition of Metal Sands Limited	—	—	(24,038)
Cash received from acquisition of Metal Sands Limited	—	—	169,601
Amounts lent to Metal Sands Limited prior to acquisition	—	—	(117,437)
Net cash provided by investing activities	—	—	27,954

Cash flows from financing activities:
Sale of stock and warrants	360,000	39,467	13,517,051
Net borrowings from related parties	—	—	4,515
Stock issue costs	—	—	(5,198)
Stock subscription deposits	—	69,717	67,095
Net cash provided by financing activities	360,000	109,184	13,583,463
Effect of exchange rate on cash	15,175	4,434	39,381
Net increase (decrease) in cash	166,326	(123,092)	236,748
Cash and cash equivalents at beginning of period	70,422	205,493	—
Cash and cash equivalents at end of period	$236,748	$82,401	$236,748

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:
The condensed consolidated financial statements included herein have been prepared by American Southwest Holdings, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2006 and the results of our operations and cash flows for the periods presented. The December 31, 2005 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

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

The Company has had no revenues from operations since inception and has a deficit from expenditures since inception to March 31, 2006 in the amount of $15,093,822. The Company has relied to date, and will continue to rely on its ability to raise equity to fund working capital requirements and fund exploration expenditures. Management will continue to control expenditures in line with its ability to raise equity working capital.

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

Common Stock:
During the three months ended March 31, 2006, the Company issued 9,000,000 shares of its commons stock and 9,000,000 common stock warrants in exchange for cash in the amount of $360,000. The warrants are exercisable at $0.04 per warrant and expire December 31, 2006.

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

Quarter Ending March 31, 2006

Operations.

For the quarter ending March 31, 2006, the Company experienced a comprehensive loss of $201,223, which was comprised primarily of its general and administrative costs of $141,084, exploration expenses of $65,539 and net foreign currency gain and adjustment of $2,105. In comparison, during the quarter ending March 31, 2005, the Company’s comprehensive loss was $396,386. The decrease in the comprehensive loss in the 2006 quarter primarily resulted from decreased legal and accounting expenses and decreased exploration expenses. The Company expects its exploration expenses to increase throughout the remainder of 2006 towards the completion of its exploration programs on its properties.

Liquidity and Capital Resources.

The Company raised approximately $360,000 from foreign private placements during the quarter. The Company will need to continue substantial fund raising in 2006 and 2007, because the Company’s planned exploration program for its mining properties requires expenditures of approximately $8,000,000 over the next 5 years, with approximately $5,500,000 of exploration expenditures planned for the next two years.

In April 2006, the Company entered into a non-binding letter of intent with a London-based entity to invest $5,000,000 in our subsidiary which will own all of our interest in the Governor Broome tenement. The $5,000,000 funding of our subsidiary was completed in June 2006. It is anticipated that the Governor Broome subsidiary will be listed for trading on the London AIM Exchange in the future. We anticipate distributing most of our stock in the subsidiary to our shareholders when such distribution is permitted under applicable rules and regulations of the various countries in which our shareholders reside. It is presently anticipated that our shareholders will be paid cash for fractional shares and deminis size blocks of shares due to our shareholders. It is also presently anticipated that the subsidiary shares will not be distributed to U.S. residents until 2008. Since we have been successful at funding the Governor Broome project on the London AIM Exchange, we will seek additional funding for other tenements in the same fashion in the future.

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern with our financial statements for the quarter ended March 31, 2006. Our accumulated deficit at March 31, 2006 was ($15,093,822). All exploration costs are expensed as incurred.

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

In order to continue as a going concern, we will require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of the financial statements.

Item 3.	Controls and Procedures

Our President (Chief Executive Officer) and Treasurer (Principal Financial Officer), based on the evaluation of our disclosure controls and procedures has concluded that, as of as of March 31, 2006, our disclosure controls and procedures were ineffective to ensure that the information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. More specifically, the Company identified a material weakness due to a lack of sufficient personnel with appropriate knowledge in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to equity transactions.  Management plans to identify an appropriate service provider to eliminate this material weakness.  During the quarter ended March 31, 2006, there was no change in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending for the Registrant at March 31, 2006.

Item 2.	Changes in Securities.

During the quarter ending March 31, 2006, we issued 9,000,000 units consisting of one share of common stock and one warrant to purchase one common stock share to two non-U.S. residents for total consideration of $360,000.  The warrants are exercisable for $0.04 per share through December 31, 2006.  There was no preparation of the U.S. market in connection with these sales and the stock certificates issued in this transaction bear restrictive legends which prohibit the sale in the U.S. without an appilcable registration statement or exemption therefrom.  African Pacific Capital Limited, an affiliate of our President, received a 6% commission on these sales.  We believe this transaction complies with Regulation S, as promulgated under the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matter to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Sale Agreement between Metal Sands Pty Ltd. and Metal Sands Australia Pty Ltd.
10.2*	Agency Agreement between Metal Sands Australia Pty Ltd. and Metal Sands Pty Ltd.
31*	Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________
*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

AMERICAN SOUTHWEST HOLDINGS, INC.

Date: July 14, 2006	By:	/s/ Alan Doyle

Alan Doyle President (Chief Executive Officer) and Treasurer (Principal Financial Officer)