Form 10QSB
period 2006-06-30
AMERICAN SOUTHWEST HOLDINGS INC
filed 2006-09-19
CIK 1001516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

At September 1, 2006, the Issuer had 149,295,806 outstanding shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format  Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	June 30, 2006	December 31,
	(unaudited)	2005
ASSETS
Cash & cash equivalents	$3,415,686	$70,422
Receivables	16,030	2,030
Other receivable	5,000	—
Deferred loan costs	167,164	—
Total current assets	3,603,880	72,452

Property and equipment, net	2,237	2,865
Goodwill - mining rights	33,100	33,100
Deferred loan costs	83,582	—
Total assets	$3,722,799	$108,417

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$344,983	$105,503
Total current liabilities	344,983	105,503

Loan payable	3,625,174	—
Total liabilities	3,970,157	105,503

Common stock
$.001 par value, 300,000,000 shares authorized,
and 130,345,806 and 119,845,806 shares issued and
outstanding as of June 30, 2006 and
December 31, 2005, respectively	130,346	119,846
Paid in capital	15,145,786	14,736,286
Deficit accumulated during development stage	(15,543,828)	(14,877,424)
Foreign currency translation adjustment	20,338	24,206
Total shareholders’ equity	(247,358)	2,914

Total liabilities and shareholders’ equity	$3,722,799	$108,417

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
					Cumulative
	Three months ended		Six months ended		since
	June 30,		June 30,		inception,
	2006	2005	2006	2005	10/20/1989

Revenue misc. (including interest)	$—	$—	$—	$—	$83,938

Other general & administrative costs	300,131	400,094	441,215	625,776	6,743,719
Depreciation	312	335	628	682	2,015
Organizational costs	—	—	—	—	120,000
Write off of Hiab project	—	—	—	—	7,697,615
Exploration expenses	100,292	36,019	165,831	206,110	622,464
Acquisition fee - related party	—	—	—	—	300,000
Costs for acquisition of mining rights	—	—	—	—	61,275
General & administrative costs	400,735	436,448	607,674	832,568	15,547,088

Operating loss	(400,735)	(436,448)	(607,674)	(832,568)	(15,463,150)

Other income (expense):
Foreign currency (loss) income	(39,805)	(3,421)	(52,875)	(8,121)	(79,858)
Interest income	6,188	—	6,188	—	6,188
Interest expense	(15,726)	—	(15,726)	—	(15,726)
Other	72	—	3,683	—	8,718
	(49,271)	(3,421)	(58,730)	(8,121)	(80,678)

Loss before income taxes	(450,006)	(439,869)	(666,404)	(840,689)	(15,543,828)

Provision for income taxes	—	—	—	—	—

Net loss	$(450,006)	$(439,869)	$(666,404)	$(840,689)	$(15,543,828)

Foreign currency translation adjustment	(19,043)	4,142	(3,868)	8,121	20,338

Comprehensive loss	$(469,049)	$(435,727)	$(670,272)	$(832,568)	$(15,523,490)

Net loss per share - basic & diluted	$—	$—	$(0.01)	$(0.01)

Weighted average shares outstanding	130,246,905	87,558,762	128,008,789	86,319,557

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
			Cumulative
			since
	Six months ended June 30,		inception,
	2006	2005	10/20/1989
Cash flows from operating activities:
Reconciliation of net loss to net cash used by operating activities:
Net loss:	$(666,404)	$(840,689)	$(15,543,828)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	628	682	2,015
Stock and warrants issued in exchange for services	—	—	707,867
Stock issued for cancellation of warrants	—	—	38,063

Changes in Operating Assets and Liabilities:
Receivable	(14,000)	(4,342)	(12,786)
Accounts payable and accrued liabilities	239,480	193,159	622,505
Other receivable	(5,000)	—	(5,000)
Due to related parties	—	177,060	540,667
Net cash used by operating activities	(445,296)	(474,130)	(13,650,497)

Cash flows from investing activities:
Purchase of property and equipment	—	—	(172)
Costs related to acquisition of Metal Sands Limited	—	—	(24,038)
Cash received from acquisition of Metal Sands	—	—	169,601
Amounts lent to Metal Sands prior to acquisition	—	—	(117,437)
Net cash provided by investing activities	—	—	27,954

Cash flows from financing activities:
Sale of stock and warrants	420,000	322,930	13,577,051
Net proceeds from debt	3,625,174	—	3,625,174
Net borrowings from related parties	—	—	4,515
Deferred loan costs	(250,746)	—	(250,746)
Stock issue costs	—	—	(5,198)
Stock subscription deposits	—	—	67,095
Net cash provided by financing activities	3,794,428	322,930	17,017,891
Effect of exchange rate on cash	(3,868)	8,576	20,338
Net increase (decrease) in cash	3,345,264	(142,624)	3,415,686
Cash and cash equivalents at beginning of period	70,422	205,493	—
Cash and cash equivalents at end of period	$3,415,686	$62,869	$3,415,686

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:
The condensed consolidated financial statements included herein have been prepared by American Southwest Holdings, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2006 and the results of our operations and cash flows for the periods presented. The December 31, 2005 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

During the six months ended June 30, 2006, the Company formed Metal Sands Mining - PLC, a company registered in England and Wales (“MS-UK”). MS-UK was formed to allow for additional capital raising opportunities in England.

2.	Financial Condition and Ability to Continue as a Going Concern:

The Company has had no revenues from operations since inception and has a deficit from expenditures since inception to June 30, 2006 in the amount of $15,543,828. The Company has relied to date, and will continue to rely on its ability to raise equity to fund working capital requirements and fund exploration expenditures. Management will continue to control expenditures in line with its ability to raise equity working capital.

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

Common Stock:
During the six months ended June 30, 2006, the Company issued 10,500,000 shares of its commons stock and 9,000,000 common stock warrants in exchange for cash in the amount of $420,000. The warrants are exercisable at $0.04 per warrant and expire December 31, 2006.

During the six months ended June 30, 2005, the Company issued shares of its common stock as follows:

•	2,630,000 shares for in connection with common stock subscriptions issued in the prior year in the amount of $67,095.
•	6,734,000 shares for cash in the amount of $343,543.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Investment Agreement and Loan Note Instrument:

On June 14, 2006, Metal Sands Mining - PLC, our United Kingdom subsidiary (“MS-UK”), issued secured convertible loan notes in exchange for £2,000,000 (the “Notes”). Interest on the Notes is 10% per annum through December 31, 2006, and 24% per annum thereafter. Principal and interest is due on December 14, 2007, or at the time of conversion to common stock of MS-UK. Interest on the Notes is payable in cash or stock of MS-UK, at the option of the noteholder.

The Notes are convertible upon the admission of MS-UK’s common stock for trading on the London AIM Market. The conversion price for the Notes shall be the lesser of: (A) (i) 50% of the price per share of any offering of MS-UK on the London AIM Market, or (ii) the volume weighted average price per share for the first ten days of trading after MS-UK shares are admitted for trading on the London AIM Market; and (B) the price per share which results in the noteholders receiving 29.9% of MS-UK capital stock (excluding warrants). One Warrant will be issued with each share issued upon conversion, with an exercise price of 100% of the public offering price, if any, or 150% of the volume weighted average price after the AIMS Market listing.

The Notes are secured by our Governor Broome mining tenement and six other mining tenements.

5.	Related Party Transactions:

During the six months ended June 30, 2006, the Company incurred expenses of $250,746 in connection with services provided by Africa Pacific Capital Pty Ltd, a company owned by the Company's President (“APC”).  The expenses represent fees paid in  relation to obtaining the aforementioned convertible debt.  As of June 30, 2006, the Company owes APC $121,375.

In addition, the Company entered into a consulting agreement with APC providing for monthly fees of approximately $15,000.  The contract is effective through the maturity of the convertible secured notes, listing on the London AIM Market, or sale of the Company.

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

Quarter Ending June 30, 2006

Operations

For the quarter ending June 30, 2006, the Company experienced a comprehensive loss of $469,049 which was comprised primarily of its general and administrative costs of $300,131, exploration expenses of $100,292, and net foreign currency loss and adjustment of $58,848. In comparison, during the quarter ending June 30, 2005, the Company’s comprehensive loss was $435,727. The increase in the comprehensive loss in the 2006 quarter primarily resulted from increased legal and accounting expenses, increased exploration expenses and increased net foreign currency loss and adjustment. The Company expects its exploration expenses to increase throughout the remainder of 2006 towards the completion of its exploration programs on its properties.

Liquidity and Capital Resources

The Company raised approximately $3,625,174 from its London financing during the quarter (see below). The Company will need to continue substantial fund raising in 2006 and 2007, because the Company’s planned exploration program for its mining properties requires expenditures of approximately $8,000,000 over the next 4 years, with approximately $5,500,000 of exploration expenditures planned for the next two years.

On June 14, 2006, Metal Sands Mining - PLC, our United Kingdom subsidiary (“MS-UK”), issued secured convertible loan notes in exchange for £2,000,000 (the "Notes"). Interest on the Notes is 10% per annum through December 31, 2006 and 24% per annum thereafter. Principal and interest is due on December 14, 2007 or at the time of conversion to common stock of MS-UK. Interest on the Notes is payable in cash or stock of MS-UK, at the option of the noteholder. The Notes are secured by our Governor Broome mining tenement and six other mining tenements.

We anticipate distributing most of our stock in MS-UK to our shareholders when such distribution is permitted under applicable rules and regulations of the various countries in which our shareholders reside. It is presently anticipated that our shareholders will be paid cash for fractional shares and small blocks of shares due to our shareholders. It is also presently anticipated that the MS-UK shares will not be distributed to U.S. residents until 2008. Since we have been successful at receiving funding for the Governor Broome project on the London AIM Exchange, we shall attempt to obtain additional funding for our other mining tenements in the same fashion in the future.

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern with our financial statements for the quarter ended June 30, 2006. Our accumulated deficit at June 30, 2006 was $15,543,828. All exploration costs are expensed as incurred.

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

Six Months Ending June 30, 2006

Operations

For the six months ending June 30, 2006, the Company experienced a comprehensive loss of $670,272, which was comprised primarily of its general and administrative costs of $441,215, exploration expenses of $165,831 and net foreign currency loss and adjustment of $56,743. In comparison, during the six months ending June 30, 2005, the Company’s comprehensive loss was $832,568. The decrease in the comprehensive loss in the 2006 period primarily resulted from decreased general and administrative expenses.

Item 3.	Controls and Procedures

Our President (Chief Executive Officer) and Treasurer (Principal Financial Officer), based on the evaluation of our disclosure controls and procedures has concluded that, as of as of June 30, 2006, our disclosure controls and procedures were ineffective to ensure that the information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. More specifically, the Company identified a material weakness due to a lack of sufficient personnel with appropriate knowledge in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to equity transactions.  Management plans to identify an appropriate service provider to eliminate this material weakness.  During the quarter ended June 30, 2006, there was no change in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending for the Registrant at June 30, 2006.

Item 2.	Changes in Securities.

On June 14, 2006, Metal Sands Mining - PLC, our United Kingdom subsidiary (“MS-UK”), issued secured convertible loan notes in exchange for £2,000,000 (the “Notes”). Interest on the Notes is 10% per annum through December 31, 2006, and 24% per annum thereafter. Principal and interest is due on December 14, 2007, or at the time of conversion to common stock of MS-UK. Interest on the Notes is payable in cash or stock of MS-UK, at the option of the noteholder.

The Notes are convertible upon the admission of MS-UK’s common stock for trading on the London AIM Market. The conversion price for the Notes shall be the lesser of: (A) (i) 50% of the price per share of any offering of MS-UK on the London AIM Market, or (ii) the volume weighted average price per share for the first ten days of trading after MS-UK shares are admitted for trading on the London AIM Market; and (B) the price per share which results in the noteholders receiving 29.9% of MS-UK capital stock (excluding warrants). One Warrant will be issued with each share issued upon conversion, with an exercise price of 100% of the public offering price, if any, or 150% of the volume weighted average price after the AIMS Market listing.

The Notes are secured by our Governor Broome mining tenement and six other mining tenements.

A commission for the offering of the Notes of approximately $250,746 was paid to Africa Pacific Capital Pty Ltd, an affiliate of our President.  As of June 30, 2006, the Company owes APC $121,375.

We are hopeful that MS-UK’s common stock will be admitted for trading on the London AIM Market before December 31, 2006. However, we currently have no arrangement or agreement with any underwriter to achieve such trading admission.

We anticipate distributing most of our stock in MS-UK to our shareholders when such distribution is permitted under applicable rules and regulations of the various countries in which our shareholders reside. It is presently anticipated that our shareholders will be paid cash for fractional shares and small blocks of shares due to our shareholders. It is also presently anticipated that the MS-UK shares will not be distributed to U.S. residents until 2008. Since we have been successful at receiving funding for the Governor Broome project on the London AIM Exchange, we shall attempt to obtain additional funding for our other mining tenements in the same fashion in the future.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matter to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Letter Agreement (Mandate) between Metal Sands Limited and Africa Pacific Capital Pty Ltd, dated December 23, 2005
10.2*	Loan Note Investment Agreement, dated June 14, 2006
10.3*	Loan Note Instrument, dated June 16, 2006
31*	Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________
*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

AMERICAN SOUTHWEST HOLDINGS, INC.

Date: September 19, 2006	By:	/s/ Alan Doyle

Alan Doyle President (Chief Executive Officer) and Treasurer (Principal Financial Officer)