Form 10QSB
period 2006-09-30
AMERICAN SOUTHWEST HOLDINGS INC
filed 2006-12-13
CIK 1001516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

At December 8, 2006, the Issuer had 137,845,806 outstanding shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format  Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	September 30, 2006	December 31,
	(unaudited)	2005
ASSETS
Cash & cash equivalents	$3,282,855	$70,422
Receivables	11,788	2,030
Deferred loan costs	170,992	–
Total current assets	3,465,635	72,452
Property and equipment, net	2,029	2,865
Goodwill - mining rights	33,100	33,100
Deferred loan costs	42,749	–
Total assets	$3,543,513	$108,417

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$294,974	$105,503
Loan payable	3,708,193	–
Total current liabilities	4,003,167	105,503

Common stock
$.001 par value, 300,000,000 shares authorized,
and 137,845,806 and 119,845,806 shares issued and
outstanding as of September 30, 2006 and
December 31, 2005, respectively	137,846	119,846
Paid in capital	15,414,549	14,736,286
Deficit accumulated during exploration stage	(16,011,173)	(14,877,424)
Foreign currency translation adjustment	(876)	24,206
Total shareholders’ equity	(459,654)	2,914
Total liabilities and shareholders’ equity	$3,543,513	$108,417

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
					Cumulative
	Three months ended		Nine months ended		since
	September 30,		September 30,		inception,
	2006	2005	2006	2005	10/20/1989

Revenue misc. (including interest)	$–	$–	$–	$–	$83,938

Other general & administrative costs	227,839	205,739	669,054	831,515	6,971,558
Depreciation and amortization	42,812	272	43,440	954	44,827
Organizational costs	–	–	–	–	120,000
Write off of Hiab project	–	–	–	–	7,697,615
Exploration expenses	126,977	12,518	292,808	218,628	749,441
Acquisition fee - related party	–	–	–	–	300,000
Costs for acquisition of mining rights	–	–	–	–	61,275

General & administrative costs	397,628	218,529	1,005,302	1,051,097	15,944,716

Operating loss	(397,628)	(218,529)	(1,005,302)	(1,051,097)	(15,860,778)

Other income (expense):
Foreign currency loss	(29,949)	(950)	(82,824)	(9,071)	(109,807)
Interest income	20,869	–	27,057	–	27,057
Interest expense	(63,582)	–	(79,308)	–	(79,308)
Other	2,945	–	6,628	–	11,663
	(69,717)	(950)	(128,447)	(9,071)	(150,395)

Loss before income taxes	(467,345)	(219,479)	(1,133,749)	(1,060,168)	(16,011,173)

Provision for income taxes	–	–	–	–	–

Net loss	$(467,345)	$(219,479)	$(1,133,749)	$(1,060,168)	$(16,011,173)

Foreign currency translation adjustment	(21,214)	543	(25,082)	9,119	(876)

Comprehensive loss	$(488,559)	$(218,936)	$(1,158,831)	$(1,051,049)	$(16,012,049)

Net loss per share - basic & diluted	$–	$–	$(0.01)	$(0.01)

Weighted average shares outstanding	132,954,502	93,333,208	129,675,476	88,683,132

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
			Cumulative
	Nine months ended		since
	September 30,		inception,
	2006	2005	10/20/1989
Cash flows from operating activities:
Reconciliation of net loss to net cash
used by operating activities:
Net loss:	$(1,133,749)	$(1,060,168)	$(16,011,173)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	43,440	954	44,827
Stock and warrants issued in exchange for services	–	–	707,867
Stock issued for cancellation of warrants	–	–	38,063

Changes in Operating Assets and Liabilities:
Receivables	(9,758)	3,043	(8,544)
Accounts payable and accrued liabilities	189,471	235,973	572,496
Due to related parties	–	223,791	540,667
Net cash used by operating activities	(910,596)	(596,407)	(14,115,797)

Cash flows from investing activities:
Purchase of property and equipment	–	–	(172)
Costs related to acquisition of Metal Sands Limited	–	–	(24,038)
Cash received from acquisition of Metal Sands	–	–	169,601
Amounts lent to Metal Sands prior to acquisition	–	–	(117,437)
Net cash provided by investing activities	–	–	27,954

Cash flows from financing activities:
Sale of stock and warrants	720,000	590,477	13,877,051
Net proceeds from debt	3,708,193	–	3,708,193
Net borrowings from related parties	–	–	4,515
Deferred loan costs	(256,345)	–	(256,345)
Stock issue costs	(23,737)	–	(28,935)
Stock subscription deposits	–	–	67,095
Net cash provided by financing activities	4,148,111	590,477	17,371,574
Effect of exchange rate on cash	(25,082)	9,119	(876)
Net increase in cash	3,212,433	3,189	3,282,855
Cash and cash equivalents at beginning of period	70,422	205,493	–
Cash and cash equivalents at end of period	$3,282,855	$208,682	$3,282,855

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed consolidated financial statements included herein have been prepared by American Southwest Holdings, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2006 and the results of our operations and cash flows for the periods presented. The December 31, 2005 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

During the nine months ended September 30, 2006, the Company formed Metal Sands Mining - PLC, a company registered in England and Wales (“MS-UK”). MS-UK was formed to allow for additional capital raising opportunities in England.

New Accounting Pronouncements:

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB No. 108 is effective as of the end of the 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The Company does not expect SAB No. 108 will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires the recognition of the overfunded or underfunded status of defined benefit and retiree medical plans as an asset or liability in the Company’s 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. SFAS No. 158 also requires the Company to measure the funded status of defined benefit and retiree medical plans as of the Company’s year-end balance sheet date no later than 2008. The Company does not expect SFAS No. 158 will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company does not expect SFAS No. 157 will have a material effect on its financial statements.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of Significant Accounting Policies and Use of Estimates (continued):

In June 2006, the FASB issued FASB Interpretation No. 48, “An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is “more likely than not” to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN No. 48 on its financial statements.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP did not have a material effect on the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This new Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Company does not expect SFAS No. 156 will have a material effect on its financial statements.

The FASB has revised its guidance on SFAS No. 133 Implementation Issues as of March 2006. Several Implementation Issues were revised to reflect the issuance of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140,” in February 2006. SFAS No. 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS No. 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS No. 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS No. 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. The Company does not expect SFAS No. 155 will have a material effect on its financial statements.

2.	Financial Condition and Ability to Continue as a Going Concern:

The Company has had no revenues from operations since inception and has a deficit from expenditures since inception to September 30, 2006 in the amount of $16,011,173. The Company has relied to date, and will continue to rely on its ability to raise equity to fund working capital requirements and fund exploration expenditures. Management will continue to control expenditures in line with its ability to raise equity working capital.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Financial Condition and Ability to Continue as a Going Concern (continued):

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

3.	Stockholders’ Equity:

Common Stock:

During the nine months ended September 30, 2006, the Company issued shares of its common stock as follows:

•	9,000,000 shares of its common stock and 9,000,000 common stock warrants in exchange for cash in the amount of $360,000. The warrants are exercisable at $0.04 per warrant and expire December 31, 2006.
•	9,000,000 shares of its common stock in exchange for 9,000,000 common stock warrants and cash in the amount of $360,000.

During the nine months ended September 30, 2006, the Company realized costs in the amount of $23,737 in connection with its equity activity.

During the nine months ended September 30, 2005, the Company issued shares of its common stock as follows:

•	2,630,000 shares for in connection with common stock subscriptions issued in the prior year in the amount of $67,095.
•	13,084,000 shares for cash in the amount of $611,090 and through the exercise of 4,000,000 common stock warrants.
•	6,825,000 shares valued at $282,192 in payment of debt to various non-related parties.
•	15,000,000 shares valued at $600,000 in payment of debt to APC and through the exercise of 15,000,000 common stock warrants.

During the nine months ended September 30, 2005, the Company realized costs in the amount of $20,613 in connection with its equity activity.

AMERICAN SOUTHWEST HOLDINGS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Investment Agreement and Loan Note Instrument:

On June 14, 2006, Metal Sands Mining - PLC, our United Kingdom subsidiary (“MS-UK”), issued secured convertible loan notes in exchange for ₤2,000,000 (the “Notes”). Interest on the Notes is 10% per annum through December 31, 2006 and 24% per annum thereafter. Interest is due on December 14, 2007, or at the time of conversion to common stock of Metal Sands Limited. Interest on the Notes is payable in cash or stock Metal Sands Limited, at the option of the noteholder.

The Notes are convertible upon the admission of MS-UK’s common stock for trading on the London AIM Market. The conversion price for the Notes shall be the lesser of (A) (i) 50% of the price per share of any offering of MS-UK on the London AIM Market, or (ii) the volume weighted average price per share for the first ten days of trading after MS-UK shares are admitted for trading on the London AIM Market; and (B) the price per share which results in the noteholders receiving 29.9% of MS-UK capital stock (excluding warrants). One Warrant will be issued with each share issued upon conversion, with an exercise price of 100% of the public offering price, if any, or 150% of the volume weighted average price after the AIMS Market listing.

The Notes are secured by our Governor Broome mining tenement and six other mining tenements.

5.	Related Party Transactions:

During the nine months ended September 30, 2006, the Company incurred expenses of $331,883 in connection with services provided by Africa Pacific Capital Pty Ltd, a company owned by the Company’s President (“APC”). The expenses represent fees paid in relation to obtaining the aforementioned convertible debt and consulting fees (discussed below). As of September 30, 2006, the Company owes APC $171,375.

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

Quarter Ending September 30, 2006

Operations

For the quarter ending September 30, 2006, the Company experienced a comprehensive loss of $488,559 which was comprised primarily of its general and administrative costs of $227,839, exploration expenses of $126,977, and net foreign currency loss and adjustment of $51,163. In comparison, during the quarter ending September 30, 2005, the Company’s comprehensive loss was $218,936. The increase in the comprehensive loss in the 2006 quarter primarily resulted from increased exploration expenses and increased net foreign currency loss and adjustment. The Company expects its exploration expenses to increase throughout the remainder of 2006 towards the completion of its exploration programs on its properties.

Liquidity and Capital Resources

The Company raised approximately $300,000 from the exercise of outstanding warrants. The Company will need to continue substantial fund raising in 2006 and 2007, because the Company’s planned exploration program for its remaining mining properties requires expenditures of approximately $3,000,000 over the next 4 years.

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

Since we have been successful at receiving funding for the Governor Broome project on the London AIM Exchange, we shall attempt to obtain additional funding for our other mining tenements in the same fashion in similar markets in the future.

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern with our financial statements for the quarter ended September 30, 2006. Our accumulated deficit at September 30, 2006 was $16,011,173. All exploration costs are expensed as incurred.

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

Nine Months Ending September 30, 2006

Operations

For the nine months ending September 30, 2006, the Company experienced a comprehensive loss of $1,158,831, which was comprised primarily of its general and administrative costs of $669,054, exploration expenses of $292,808 and net foreign currency loss and adjustment of $107,906.  In comparison, during the nine months ending September 30, 2005, the Company’s comprehensive loss was $1,051,049. The increase in the comprehensive loss in the 2006 period primarily resulted from increased net foreign currency loss and adjustment expenses.

Item 3.	Controls and Procedures

Our President (Chief Executive Officer) and Treasurer (Principal Financial Officer), based on the evaluation of our disclosure controls and procedures has concluded that, as of as of September 30, 2006, our disclosure controls and procedures were ineffective to ensure that the information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. More specifically, the Company identified a material weakness due to a lack of sufficient personnel with appropriate knowledge in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to equity transactions.  Management plans to identify an appropriate service provider to eliminate this material weakness.  During the quarter ended September 30, 2006, there was no change in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending for the Registrant at September 30, 2006.

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

A commission for the offering of the Notes of approximately $250,746 was paid to Africa Pacific Capital Pty Ltd, an affiliate of our President  (“APC”).  As of September 30, 2006, the Company owes APC $171,375.

We are hopeful that MS-UK’s common stock will be admitted for trading on the London AIM Market before June 30, 2007. However, we currently have no arrangement or agreement with any underwriter to achieve such trading admission.

Under applicable rules and regulations of the various countries in which our shareholders reside, most of our stock in MS-UK was distributed to our shareholders in foreign countries on September 2, 2006. It is presently anticipated that the MS-UK shares will not be distributed to U.S. residents until 2008. Since we have been successful at receiving funding for the Governor Broome project on the London AIM Exchange, we shall attempt to obtain additional funding for our other mining tenements in the same fashion in similar markets in the future.

During the quarter ended September 30, 2006, we issued 7,500,000 shares of common stock upon the exercise of 7,500,000 warrants to one non-U.S. resident for a total consideration of $300,000.  There was no preparation of the U.S. market in connection with this sale and the stock certificates issued in this transaction bear restrictive legends which prohibit the sale in the U.S. without an applicable registration statement or exemption therefrom.  African Pacific Capital Limited, an affiliate of our President, received a 6% commission on this sale.  We believe this transaction complies with Regulation S, as promulgated under the Securities Act of 1933.

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

AMERICAN SOUTHWEST HOLDINGS, INC.

Date: December 13, 2006	By:	/s/ Alan Doyle

Alan Doyle President (Chief Executive Officer) and Treasurer (Principal Financial Officer)